Form 10QSB
period 2005-06-30
Proguard Acquisition CORP
filed 2005-12-05
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2005

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-123910


        Proguard Acquisition Corp.
--------------------------------------------
   (Exact name of registrant as specified in its charter)


   FLORIDA                      33-1093761
--------------------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification Number)
of incorporation or organization

3040 E. Commercial Blvd.
Ft. Lauderdale, FL                33308
--------------------------------------------
     (Address of principal executive offices, Zip Code)

           954-491-0704
--------------------------------------------
    (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, November 30, 2005: Common Stock - 2,350,000

 PART I -- FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements                    Page
                                                               ----

Consolidated Balance Sheet,
   June 30, 2005(unaudited)                                      3
Consolidated Statements of Operations for the
   Three months ended June 30, 2005 and 2004
   (unaudited) and for the Six months ended
   June 30, 2005 and 2004
   (unaudited)                                                   4
Consolidated Statements of Cash Flows for the
   Six months ended June 30, 2005
   and 2004 (unaudited)                                          6
Notes to consolidated financial statements                       7

Item 2.   Management?s Discussion and
           Analysis or Plan of Operation                         8

Item 3.   Controls and Procedures                               10

PART II ? OTHER INFORMATION

Item 1.   Legal Proceedings                                     10

Item 2.  Unregistered Sales of Equity Securities
           and Use of Proceeds                                  10

Item 3.   Default Upon Senior Securities                        10

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     10

Item 5.   Other Information                                     10

Item 6.   Exhibits                                              10

Signatures                                                      11

                      PROGUARD ACQUISITION CORP.
                      CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2005
                              (UNAUDITED)

                                ASSETS
Current assets:
  Cash                                                     $   69,440
  Accounts receivable, net of allowance  for doubtful
   accounts of $2,103                                         118,430
  Inventory                                                    47,049
  Prepaid expenses                                              1,540
  Income tax refund receivable                                  1,425
  Due from employee                                             1,200
                                                           ----------
    Total Current Assets                                      239,084
                                                           ----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation        14,918

PURCHASED CONTRACTS, net of accumulated amortization           59,843
                                                           ----------
         TOTAL ASSETS                                      $  313,845
                                                           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, related party                             $   50,000
  Accounts payable                                             20,523
  Accrued expenses                                             18,420
  Deferred income                                              85,142
  Retainage payable                                             7,359
  Line of credit                                               42,042
                                                           ----------
    Total Current Liabilities                                 223,486
                                                           ----------
Long-term liabilities:
  Notes payable, related party                                 50,000
                                                           ----------
    Total liabilities                                         273,486
                                                           ----------

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 2,350,000 shares issued and outstanding       2,350
  Additional Paid in capital                                  151,849
  Accumulated deficit                                        (113,840)
                                                           ----------
                                                               40,359
                                                           ----------
          TOTAL LIABILITIES AND STOCKHOLDERS? EQUITY       $  313,845
                                                           ==========

See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                              (UNAUDITED)

                                                 2005         2004
                                              ----------   ----------
SALES
  Equipment & Installation                    $  159,036   $  109,524
  Monitoring                                      43,636       34,925
  Services                                        16,501       10,089
                                              ----------   ----------
                                                 219,173      154,538
                                              ----------   ----------

COST OF SALES
  Equipment & Installation                        30,326       25,152
  Monitoring                                       6,441        3,086
  Labor                                           38,519       21,545
  Subcontracted labor                             15,451       12,645
                                              ----------   ----------
                                                  90,737       62,428
                                              ----------   ----------

GROSS PROFIT                                     128,436       92,110
                                              ----------   ----------
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                      121,446       64,012
DEPRECIATION EXPENSE                               1,478            -
                                              ----------   ----------
                                                 122,924       64,012
                                              ----------   ----------

INCOME FROM OPERATIONS                             5,512       28,098
                                              ----------   ----------

OTHER EXPENSE:
  Interest expense                                (3,010)      (1,589)
                                              ----------   ----------
                                                  (3,010)      (1,589)
                                              ----------   ----------
Net income before income taxes                     2,502       26,509
Provision for income taxes                             -         (254)
                                              ----------   ----------
NET INCOME                                    $    2,502   $   26,255
                                              ==========   ==========
Basic and diluted income per common share     $        -   $     0.01
                                              ==========   ==========
Basic and diluted - weighted average shares
 outstanding                                   2,350,000    2,350,000
                                              ==========   ==========

See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
                 CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                              (UNAUDITED)

                                                 2005         2004
                                              ----------   ----------
SALES
  Equipment & Installation                   $   260,118   $  196,923
  Monitoring                                      88,601       53,111
  Services                                        33,941       15,675
                                              ----------   ----------
                                                 382,660      265,709
                                              ----------   ----------

COST OF SALES
  Equipment & Installation                        52,808       54,907
  Monitoring                                      12,044        5,161
  Labor                                           71,444       40,725
  Subcontracted labor                             20,776       17,659
                                              ----------   ----------
                                                 157,072      118,452
                                              ----------   ----------

GROSS PROFIT                                     225,588      147,257
                                              ----------   ----------
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                      242,729       134,552
DEPRECIATION EXPENSE                               2,930        1,335
                                              ----------   ----------
                                                 245,659      135,887
                                              ----------   ----------

INCOME (LOSS) FROM OPERATIONS                    (20,071)      11,370
                                              ----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                (5,725)      (3,577)
                                              ----------   ----------
                                                  (5,725)      (3,577)
                                              ----------   ----------
Net income (loss) before income taxes            (25,796)       7,793
Provision for income taxes                             -         (254)
                                              ----------   ----------
NET INCOME (LOSS)                             $  (25,796)  $    7,539
                                              ==========   ==========

Basic and diluted (loss) per common share     $    (0.01)  $        -
                                              ==========   ==========
Basic and diluted - weighted average shares
 outstanding                                   2,350,000    2,350,000
                                              ==========   ==========

See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                              (UNAUDITED)

                                                 2005         2004
                                              ----------   ----------
Cash flows from operating activities:
  Net cash (used in) operating activities     $  (30,382)  $  (13,032)
                                              ----------   ----------

Cash flows from investing activities:
  Acquisition of contracts                       (12,370)     (33,480)
                                              ----------   ----------
    Net cash (used in) investing activities      (12,370)     (33,480)
                                              ----------   ----------
Cash flows from financing activities:
  Proceeds from related party loans                    -       43,500
                                              ----------   ----------
    Net cash provided by financing activities          -       43,500
                                              ----------   ----------

(DECREASE) IN CASH                               (42,752)      (3,012)

CASH, BEGINNING OF PERIOD                        112,192       31,538
                                              ----------   ----------
CASH, END OF PERIOD                           $   69,440   $   28,526
                                              ==========   ==========

Supplemental cash flow information:
  Cash paid for interest                      $    5,725   $    3,577
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $      254
                                              ==========   ==========





See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005
                              (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements present the accounts of Proguard Acquisition Corp. and its wholly-owned subsidiary, Proguard Protection Services, Inc., a Colorado corporation.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and the Consolidated Statement of Cash Flows for the six months ended June 30, 2004, represent the activity of Proguard Protection Services, Inc. only since the Parent Company, Proguard Acquisition Corp. was formed as a holding company in Florida in June 2004. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements as of December 31, 2004 including notes thereto.

Certain reclassifications have been made to the June 30, 2004 and 2003
Consolidated Statements of Operations.   Such reclassifications have no
effect on the Company?s financial position or net income (loss) for the periods being reported.


NOTE 2.  RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2005, the Company paid affiliated entities $13,750 and $27,750 respectively for rent, office expenses, and consulting fees.

During the year ended December 31, 2003, an entity related to the Company advanced $50,000 in cash to the Company as evidenced by a note. This note is convertible into 150,000 shares of the Company?s common stock at the holder?s option at any time prior to the maturity date. The note bears interest at 8 percent per annum payable quarterly and matured on January 31, 2005. During the three months ended March 31, 2005, the Company entered into a new note agreement that eliminates the conversion feature and extends the maturity date to January 31, 2007.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Effective July 1, 2004, Proguard Protection became a wholly owned
subsidiary of Proguard Acquisition.   The outstanding shares of
Proguard Protection, no par value common stock were canceled and Proguard Acquisition acquired 100 shares of the no par value common stock of Proguard Protection for $100 on July 1, 2004.

This acquisition of Proguard Protection, the accounting acquirer, by Proguard Acquisition, a non-operating entity, was considered in substance a capital transaction and has been accounted for as a reverse acquisition, and no goodwill or other intangible assets have been recorded.

The following discussion of Proguard Acquisition includes the financial results of its wholly owned subsidiary, Proguard Protection.

Trends and Uncertainties.
-------------------------
The demand for our products and services would be negatively affected by an increased adoption of non-response or verification-required policies by police departments as well as economic downturns.

We received an aggregate of $88,601 for monitoring accounts during the
six months ended June 30, 2005.   This amount may be reduced if any of
the customers cancel their existing contracts.   We continue to grow
our account base through purchases and in-house sales.   Increases in
our account base have exceeded customer cancellations to date. As of June 30, 2005, our customer account base has increased to 460 accounts, averaging approximately 15 new accounts per month with only an average of 1 cancellation per month. However, a large number of cancellations would have a negative impact on future results of operations and liquidity.

Financing Activities.
---------------------
For the six months ended June 30, 2005, we did not pursue any financing
activities.   Comparatively, for the six months ended June 30, 2004, we
received proceeds from related party loans of $43,500.

Investing Activities.
---------------------
During the six months ended June 30, 2005, we purchased additional
security monitoring contracts from third parties for $12,370.   Absent
cancellations, we will receive approximately $545 in monthly fees from these contracts.

Results of Operations.
----------------------
Quarterly billings for monitoring are billed in advance. All of this billed revenue is deferred to the following period and recognized in its entirety.

The bundled monthly charge for monitoring and extended service protection is billed on a quarterly basis in advance. Revenue for both monitoring and extended service protection is recorded as Monitoring Revenue. Quarterly billed revenue is deferred at the time of billing and recognized during the quarter covered by the billing period. Expense related to both the monitoring and extended service protection are recognized in the quarter in which they are incurred.

The three and six months ended June 30, 2005 compared to three and six months ended June 30, 2004.
----------------------------------------------------------------------
Our sales increased significantly for the three and six months ended June 30, 2005 from $154,538 and $265,709 for the three and six months ended June, 2004, respectively to $219,173 and $382,660 for the three and six months ended June 30, 2005, respectively due to increased operations and the purchase of the security monitoring contracts. Revenues were earned mainly by services, the sale of equipment, installation fees and monitoring fees.

Our 2005 sales for the three and six months ended June 30, 2005 increased significantly over the three and six months ended June 30, 2004 in the following areas and for the following reasons:

Equipment and Installation revenue increased $49,512 and $63,195 or 45.21% and 32.09%, respectively.
   -   Builders business added to installation revenue;
   - Labor prices were increased from $65.00 to $78.00 per hour (20%) and accepted. This labor rate remains still below our competition;
A heavy marketing campaign for system upgrades and conversion was conducted;
   - Hybrid wireless systems allowed installations to meet insurance requirements without having to destroy homes; and
   -   Actual installs increased.

Monitoring recurring revenue increased by $8,711 and $35,490 or 24.9% and 66.8%, respectively.
   -   Our customer base increased;
   - Monthly recurring revenue per account increased due to other services (open/close reports, service contracts, key holder service, cell radio back-up, etc.), being sold;
   - Strong increase in commercial fire and business accounts increased monthly monitoring rate average;
   - Real estate brokers and property managers began transferring bulk accounts to our company; and
   -   Local company/local service theme began to take root.

Service revenue increased $6,412 and $18,266 or 63.5% and 116.5%, respectively.
   -   Hourly service rate was increased by $13.00;
   -   Free service calls were reduced;
   - Service call labor was reduced through better routing and efficiency; and
   - Marketing campaign for free system inspections produced major service revenue for upgrade and change out of defective equipment found and documented.

Our selling, general and administrative expenses increased $57,434 and $108,177 or 89.72% and 80.40% for the three and six months ended June 30, 2005 compared to June 30, 2004 mainly due to costs associated with increased operations.

As our business increases, we expect our cost of sales to increase due to the increased amount of labor necessary to install and monitor the
security systems.   However, we do not expect to significantly increase
the number of employees until we expand.   We will continue to try to
minimize our costs by issuing common shares for services where possible.

Item 3. Controls and Procedures

The chief executive officer/chief financial officer of Proguard Acquisition has made an evaluation of the disclosure controls and procedures relating to the financial statements of Proguard Acquisition for the six months ended June 30, 2005 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of June 30, 2005 (the evaluation date).

There have not been any significant changes in the internal controls of Proguard Acquisition or other factors that could significantly affect internal controls relating to Proguard Acquisition since the evaluation date.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not Applicable.

Item 2. Changes in Securities and Use of Proceeds.
        Not Applicable

Item 3. Defaults Upon Senior Securities.
        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         Not Applicable.

Item 5. Other Information. Not Applicable.

Item 6. Exhibits

         31 ? 302 Certifications
         32 ? 906 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 5, 2005

Proguard Acquisition Corp.

By  /s/ Frank Bauer
    ------------------------
    Frank Bauer
    President and Director