Form 10QSB
period 2005-09-30
Proguard Acquisition CORP
filed 2005-12-23
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[x] Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2005

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And
Exchange Act of 1934 for the transaction period from _________  to________

Commission File Number             333-123910


                           Proguard Acquisition Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                FLORIDA                              33-1093761
             ------------------------------------------------------
             (State or other jurisdiction         (I.R.S. Employer
             of incorporation or organization   Identification Number)

                            3040 E. Commercial Blvd.
                            Ft. Lauderdale, FL 33308
            -------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                  954-491-0704
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, December 21, 2005: Common Stock - 2,350,000

 PART I -- FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements                    Page
                                                               ----
Consolidated Balance Sheet,
   September 30, 2005(unaudited)                                 3
Consolidated Statements of Operations for the
   Three months ended September 30, 2005 and 2004
   (unaudited) and for the Nine months ended
   September 30, 2005 and 2004 (unaudited)                      4-5
   Consolidated Statements of Cash Flows for the
   Nine months ended September 30, 2005 and
   2004 (unaudited)                                              6
Notes to consolidated financial statements                       7

Item 2.   Management's Discussion and
           Analysis or Plan of Operation                        8-10

Item 3.   Controls and Procedures                               10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     10

Item 2.  Unregistered Sales of Equity Securities
           and Use of Proceeds                                  10

Item 3.   Default Upon Senior Securities                        10

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     10

Item 5.   Other Information                                     10

Item 6.   Exhibits                                              10

Signatures                                                      11

                           PROGUARD ACQUISITION CORP.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                     ASSETS
Current assets:
  Cash                                                     $   30,479
  Accounts receivable, net of allowance for doubtful
   accounts of $8,934                                         163,726
  Inventory                                                    50,893
  Prepaid expenses                                              3,117
  Income tax refund receivable                                  1,028
                                                           ----------
    Total Current Assets                                      249,243
                                                           ----------
Property and equipment, net of accumulated depreciation        13,453

Purchased contracts, net of accumulated amortization           58,833

Deferred tax assets                                           13,526
                                                           ----------
         TOTAL ASSETS                                      $  335,055
                                                           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, related party                             $   50,000
  Accounts payable                                             18,733
  Accrued expenses                                             16,519
  Deferred income                                              55,323
  Retainage payable                                             7,551
  Line of credit                                               42,839
                                                           ----------
    Total Current Liabilities                                 190,965
                                                           ----------
Long-term liabilities:
  Notes payable, related party                                 50,000
                                                           ----------
    Total liabilities                                         240,965
                                                           ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 2,350,000 shares issued and outstanding       2,350
  Additional paid in capital                                  151,849
  Accumulated deficit                                         (60,109)
                                                           ----------
                                                               94,090
                                                           ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  335,055
                                                           ==========

See accompanying notes to the unaudited consolidated financial statements.

                           PROGUARD ACQUISITION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                 2005         2004
                                              ----------   ----------
SALES
  Equipment & Installation                    $  243,378   $  100,248
  Monitoring                                      53,960       26,407
  Services                                        23,349       11,644
                                              ----------   ----------
                                                 320,687      138,299
                                              ----------   ----------

COST OF SALES
  Equipment & Installation                        46,245       26,604
  Monitoring                                       6,914        3,909
  Labor                                           54,289       27,262
  Subcontracted labor                             31,993       11,520
                                              ----------   ----------
                                                 139,441       69,295
                                              ----------   ----------

GROSS PROFIT                                     181,246       69,004
                                              ----------   ----------
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                      136,664       87,480
DEPRECIATION EXPENSE                               1,466        7,900
                                              ----------   ----------
                                                 138,130       95,380
                                              ----------   ----------

INCOME (LOSS) FROM OPERATIONS                     43,116      (26,376)
                                              ----------   ----------

OTHER EXPENSE:
  Interest expense                                (2,909)      (5,689)
                                              ----------   ----------
                                                  (2,909)      (5,689)
                                              ----------   ----------
Net income (loss) before income taxes             40,207      (32,065)
Provision for income taxes - current              (3,108)        (127)
Provision for income taxes - deferred             16,634            -
                                              ----------   ----------
NET INCOME (LOSS)                             $   53,733   $  (32,192)
                                              ==========   ==========
Basic and diluted income per common share     $     0.02   $    (0.01)
                                              ==========   ==========
Basic and diluted - weighted average shares
 outstanding                                   2,350,000    2,350,000
                                              ==========   ==========

See accompanying notes to the unaudited consolidated financial statements.

                           PROGUARD ACQUISITION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                 2005         2004
                                              ----------   ----------
SALES
  Equipment & Installation                   $   503,496   $  297,171
  Monitoring                                     142,561       79,518
  Services                                        57,290       27,319
                                              ----------   ----------
                                                 703,347      404,008
                                              ----------   ----------

COST OF SALES
  Equipment & Installation                        99,053       81,510
  Monitoring                                      18,958        9,070
  Labor                                          125,733       67,987
  Subcontracted labor                             52,769       29,179
                                              ----------   ----------
                                                 296,513      187,746
                                              ----------   ----------

GROSS PROFIT                                     406,834      216,262
                                              ----------   ----------
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                      379,393      222,033
DEPRECIATION EXPENSE                               4,396        9,235
                                              ----------   ----------
                                                 383,789      231,268
                                              ----------   ----------

INCOME (LOSS) FROM OPERATIONS                     23,045      (15,006)
                                              ----------   ----------

OTHER INCOME (EXPENSE):
  Interest expense                                (8,634)      (9,266)
                                              ----------   ----------
                                                  (8,634)      (9,266)
                                              ----------   ----------
Net income (loss) before income taxes             14,411      (24,272)
Provision for income taxes - current              (3,108)        (381)
Provision for income taxes - deferred             16,634            -
                                              ----------   ----------
NET INCOME (LOSS)                             $   27,937   $  (24,653)
                                              ==========   ==========

Basic and diluted (loss) per common share     $     0.01   $    (0.01)
                                              ==========   ==========
Basic and diluted - weighted average shares
 outstanding                                   2,350,000    2,350,000
                                              ==========   ==========

See accompanying notes to the unaudited consolidated financial statements.

                           PROGUARD ACQUISITION CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                 2005         2004
                                              ----------   ----------
Cash flows from operating activities:
  Net cash provided by (used in)
   operating activities                       $ (70,353)   $   96,056
                                              ----------   ----------

Cash flows from investing activities:
  Acquisition of contracts                      (11,360)     (48,565)
                                              ----------   ----------
    Net cash used in investing activities       (11,360)     (48,565)
                                              ----------   ----------
Cash flows from financing activities:
  Shareholder loan                                    -      (10,000)
  Notes payable - related party                       -       43,500
                                              ----------   ----------
    Net cash provided by financing activities         -       33,500
                                              ----------   ----------

Increase (DECREASE) IN CASH                     (81,713)      80,991

CASH, BEGINNING OF PERIOD                       112,192       31,538
                                              ----------   ----------
CASH, END OF PERIOD                           $  30,479   $  112,529
                                              ==========   ==========

Supplemental cash flow information:
  Cash paid for interest                      $    8,634   $   9,266
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $     381
                                              ==========   ==========



See accompanying notes to the unaudited consolidated financial statements.

                           PROGUARD ACQUISITION CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                  (UNAUDITED)


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

Certain reclassifications have been made to the September 30, 2004 Consolidated Statements of Operations to conform to the classifications of 2005. Such reclassifications have no effect on the Company's financial position or net income (loss) for the periods being reported.


NOTE 2.  RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2005, the Company paid affiliated entities $5,290 and $33,000 respectively for rent, office expenses, and consulting fees.

During the year ended December 31, 2003, an entity related to the Company advanced $50,000 in cash to the Company as evidenced by a note. This note is convertible into 150,000 shares of the Company's common stock at the holder's option at any time prior to the maturity date. The note bears interest at 8 percent per annum payable quarterly and matured on January 31, 2005. During the three months ended March 31, 2005, the Company entered into a new note agreement that eliminates the conversion feature and extends the maturity date to January 31, 2007.

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

We received an aggregate of $142,561 for monitoring accounts during the nine months ended September 30, 2005. This amount may be reduced if any of the customers cancel their existing contracts. We continue to grow our account base through purchases and in-house sales. Increases in our account base have exceeded customer cancellations to date. As of September 30, 2005, our customer account base has increased to 460 accounts, averaging approximately 15 new accounts per month with only an average of 1 cancellation per month. However, a large number of cancellations would have a negative impact on future results of operations and liquidity.

Financing Activities.
---------------------
For the nine months ended September 30, 2005, we did not pursue any financing activities. Comparatively, for the nine months ended September 30, 2004, we received proceeds from related party loans of $43,500 and there was a loan in the amount of $10,000 to a shareholder.

Investing Activities.
---------------------
During the nine months ended September 30, 2005, we purchased additional security monitoring contracts from third parties for $11,360. Absent cancellations, we will receive approximately $545 in monthly fees from these contracts.

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

The three and nine months ended September 30, 2005 compared to three and nine months ended September 30, 2004.

Our sales increased significantly for the three and nine months ended September 30, 2005 from $138,299 and $404,008 for the three and nine months ended June, 2004, respectively to $320,687 and $703,347 for the three and nine months ended September 30, 2005, respectively due to increased operations and the purchase of the security monitoring contracts. Revenues were earned mainly by services, the sale of equipment, installation fees and monitoring fees.

Our 2005 sales for the three and nine months ended September 30, 2005 increased significantly over the three and nine months ended September 30, 2004 in the following areas and for the following reasons:

Equipment and Installation revenue increased $143,130 and $206,325 or 142.77% and 69.42%, respectively.

     -    Builders business added to installation revenue;
     - Labor prices were increased from $65.00 to $78.00 per hour (20%) and accepted. This labor rate remains still below our competition; A heavy marketing campaign for system upgrades and conversion was conducted;
     - Hybrid wireless systems allowed installations to meet insurance requirements without having to destroy homes; and
     -    Actual installs increased.
Monitoring recurring revenue increased by $27,553 and $63,043 or 104.34% and
   79.28%, respectively.
     -    Our customer base increased;
     - Monthly recurring revenue per account increased due to other services (open/close reports, service contracts, key holder service, cell radio back-up, etc.), being sold;
     - Strong increase in commercial fire and business accounts increased monthly monitoring rate average;
     - Real estate brokers and property managers began transferring bulk accounts to our company; and
     -    Local company/local service theme began to take root.
Service revenue increased $11,705 and $29,971 or 100.52% and 109.70%, respectively.
     -    Hourly service rate was increased by $13.00;
     -    Free service calls were reduced;
     -    Service call labor was reduced  through better routing and efficiency;
          and
     - Marketing campaign for free system inspections produced major service revenue for upgrade and change out of defective equipment found and documented.

Our selling, general and administrative expenses increased $49,184 and $157,360 or 56.22% and 70.87% for the three and nine months ended September 30, 2005 compared to September 30, 2004 mainly due to costs associated with increased operations.

As our business increases, we expect our cost of sales to increase due to the increased amount of labor necessary to install and monitor the security systems. However, we do not expect to significantly increase the number of employees until we expand. We will continue to try to minimize our costs by issuing common shares for services where possible.

Item 3. Controls and Procedures

The chief executive officer/chief financial officer of Proguard Acquisition has made an evaluation of the disclosure controls and procedures relating to the financial statements of Proguard Acquisition for the nine months ended September 30, 2005 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of September 30, 2005 (the evaluation date).

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

Item 6. Exhibits

         31 - 302 Certifications
         32 - 906 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 12, 2005

Proguard Acquisition Corp.

By  /s/ Frank Bauer
    ------------------------
    Frank Bauer
    President and Director