Form 10KSB
period 2005-12-31
Proguard Acquisition CORP
filed 2006-03-31
CIK 1300662

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

 [X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the fiscal year ended:
                   12/31/05

                      OR

 [ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
      For the transition period from     to

Commission file number: 333-123910

Proguard Acquisition Corp.
--------------------------------------------
(Exact name of registrant as specified in its charter)


        FLORIDA                                33-1093761
----------------------                  ----------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization         Identification Number)

3040 E. Commercial Blvd.
Ft. Lauderdale, FL                33308
--------------------------------------------
(Address of principal executive offices, Zip Code)

954-491-0704
--------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Check whether Proguard Acquisition(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Proguard
Acquisition was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
     Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Proguard Acquisition's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes [ ] No [x?]

Proguard Aquisition's revenues for its most recent fiscal year were $988,776. The market value of Proguard Aquisition's voting $.001 par value common stock held by non-affiliates of Proguard Aquisition was approximately $0.00.

The number of shares outstanding of Proguard Acquisition's only class of common stock, as of December 31, 2005 and February 28, 2006 was 2,350,000 shares of its $.001 par value common stock.

 No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                     PART I

ITEM 1.  BUSINESS

Proguard Acquisition, through our wholly owned subsidiary, Proguard Protection Services, Inc. provides professional protection to clients through installation and monitoring of fire, intrusion and environmental security systems. Proguard Acquisition was incorporated in Florida in June 2004. Our website address is www.proguardprotection.com.

Proguard Protection was incorporated in Colorado on April 24, 2000. On July 1, 2004, the shareholders of Proguard Protection cancelled their 1,000,000 shares of outstanding Proguard Protection no par value common stock and received 395,000 shares of Proguard Acquisition's restricted $0.001 par value common stock. Proguard Acquisition acquired 100 shares of the no par value common stock of Proguard Protection for $100 on July 1, 2004 pursuant to an oral agreement. Effective July 1, 2004, Proguard Protection became a wholly owned subsidiary of Proguard Acquisition. Prior to July 1, 2004, Proguard Protection provided professional protection to clients through installation and monitoring of fire, intrusion and environmental security systems and continues to pursue the same business since its acquisition by Proguard Acquisition.

This acquisition of Proguard Protection, the accounting acquirer, by Proguard Acquisition, a non-operating entity, was considered in substance a capital transaction and has been accounted for as a reverse acquisition, and no goodwill or other intangible assets have been recorded.

Through Proguard Protection, we provide local, knowledgeable customer care with technical service and response provided upon request. This is paired with security systems that range from residential intrusion, fire and environmental systems to commercially multi unit fire alarm systems by design.

Environmental systems consist of:
   - Temperature sensors that monitor temperature levels and sends an alarm if they rise or fall outside of a preset range and monitor freezing before pipes break.
   -   Flood Sensors   Monitor for water leakage and sends alarm.
   -   Humidity Sensors   Monitor humidity.
   -   Gas Detectors   Monitor gas leakage and sends alarm.
   -   Carbon Monoxide Detectors   Monitor carbon monoxide levels in
the living areas and sends an alarm if a level is detected.

The following table outlines the approximate percentage of our business that comes from fire alarms, intrusion alarms, and environmental systems and the profitability of each type of system.

Type of system         % of business   Monthly Monitoring Rate  Monthly Cost  Profit %
Commercial Fire Alarms:      40%               $45.00               $12.00        74%
Residential Fire/Intrusion
   Alarms:                   50%               $39.95                $8.00        80%
Residential Environmental
   Alarms:                   10%               $29.95                $8.00        74%

   Customer Security Alarm Systems. Security alarm systems include many different types of devices installed at customers' premises designed to detect or react to various occurrences or conditions, such as intrusion or the presence of fire or smoke. These devices are connected to a control panel that communicates through wireline and/or wireless phone lines to a monitoring facility. In most systems, control panels can identify the nature of the alarm and the areas within a building where the sensor was activated and can transmit that information to a central monitoring station.

   Customer Contracts. As of December 31, 2005, our customer contacts consisted of the following:

Contract Term                    Number of accounts

  One Year                                5
  Two Year                                0
  Three Year                              1
  Four Year                               0
  Five Year                             552

  Service         Number of accounts   Monthly Monitoring Rate  Monthly Cost  Profit %
Extended Service
  Protection on five
   year contracts             45               $30.00             $15.00         50%
Cellular Radio Backup
   On five year contracts     22               $20.00              $9.00         55%

Our existing alarm monitoring customer contracts provide for automatic renewals for a fixed period (typically one year) unless we or the customer elect to cancel the contract at the end of its term.

Customers can sign alarm monitoring contracts that include a bundled monthly charge for monitoring and extended service protection, which covers the normal costs of repair of the security system. Customers may elect to sign an alarm monitoring contract that excludes extended service protection at a reduced monthly charge. New residential and commercial customers can elect to include line security based on cellular technology in their service bundle.

Our monitoring facilities operate 24 hours per day, seven days a week, including all holidays. Each monitoring facility incorporates the use of communications and computer systems that route incoming alarm signals and telephone calls to operators. Each operator within a monitoring facility monitors a computer screen that presents information concerning the nature of the alarm signal, the customer whose alarm has been activated and the premises on which such alarm is located. Other non-emergency administrative signals are generated by low battery status, arming and disarming of the alarm monitoring system and test signals, and such signals are processed automatically by computer. Depending upon the type of service for which the customer has contracted, monitoring facility personnel respond to alarms by relaying information to the local fire or police departments, notifying the customer, or taking other appropriate action, such as dispatching alarm response personnel to the customer's premises where this service is available.

Our primary monitoring facility is listed by Underwriters Laboratories, Inc., or UL, as protective signaling services stations. UL specifications for monitoring facilities include building integrity, back-up computer and power systems, staffing and standard operating procedures. In many jurisdictions, applicable law requires that security alarms for certain buildings be monitored by UL listed facilities. In addition, such listing is required by certain commercial customers' insurance companies as a condition to insurance coverage.

Through our subsidiary, Proguard Protection, we are large enough to serve customers' needs and attentive enough to know customers by name. Compared to the industry average, we are a relatively small company with only eleven employees. However, we emphasize our service support and maintain six service/installation technicians of which 55% are field technicians. The clientele in our target market require quick response and solutions to their alarm problems, and maintaining a higher ratio of field technicians to other personnel allows us to provide that quick and quality service.

Our subsidiary is licensed to conduct business in the state of Colorado and various counties in Colorado with designs and installation of security systems, which meet and exceed specifications established by the following industry standards:

   Underwriters Laboratories - Protective Signaling - certification - tests and certifies equipment and is a manufacturer for our industry.
     - Level IV - certification
   National Institute of Engineering Technologies   Established
training courses,? testing and certification for fire alarm
installation levels.
   National Fire Protection Association   Established and maintains all
codes and regulations for installation of fire alarm systems.
Publishes code books and specifications for the industry to follow.
   American Society for Industrial Security Certified Protection
Specialists Executive Security International   Trade guilds and
associations which monitor and set procedures for the security industry.

Our business model is based on the following:

   -   Local customer service provided by local experts
   Service calls for technical repairs or support scheduled upon request
   - Local sales representatives to design and bid custom systems who know the area and the customer's specific security needs
   - Level Three General Electric national account rating - General Electric has four levels of buying power through the Security Pro Dealer?Network. Level III, which requires annual purchases to exceed $72,000 per year. The highest level, IV, required annual purchases to exceed $144,000 per year.
   - Obtaining clientele through attraction, marketing, account takeovers and buyouts
   - Partnership with local guard service companies as well as the local Chamber of Commerce to become a part of the community.

We believe that the key to the success of our subsidiary's business is as follows:

   Local company office
   Local company employees
All classifications for sales, service, and installation are company employees. Our central station monitoring and customer dispatch are contracted with a third part U.L. central station company. We interface with this company through computer internet and telephone on a 24/7 basis.

Our present geographic market is the Pitkin, Eagle and Garfield County areas, which include Aspen, Snowmass Village and the Roaring Fork Valley, Colorado. Our corporate office in Aspen services this market and all of our current employees live and work within the market.
   Local merchant affiliation
To foster our local merchant affiliation, we have become members of the Aspen/Snowmass Resort Association and Chamber of Commerce. We also have an affiliation with the Roaring Fork Valley Chamber and other city committees. We have solicited all business in Aspen/Snowmass and offered free inspections and takeover of existing alarm systems. Many businesses are now part of our customer base, with many more being referred daily.
   Technology conducive to up-scale home sales while remaining functional
   New industry undeveloped in area.
At this time we are the only local security company in the Aspen/Snowmass area. The last local company was purchased over six years ago and moved down valley over one hour away. Today, our closest competitor is thirty miles down valley and must send crews up the mountain to compete in our market.

Any major competitor could easily enter our area, however due to the small customer base and the high cost of operations, it is not practical for volume monitoring companies to service this the area.

We have spent five years developing our model based on specialty installations, customer service, guard response and selective cost controls in which we see profitability. All local competitors are located at least one to two hours away and only occasionally solicit our market.

We consider our area undeveloped in that no other competitor is prepared to establish an office in our market and compete head to head with our company. It is undeveloped because no other general dealer is within our market. It is also considered undeveloped due to the fact that other area competitors have abandoned local specialty builders and contractors due to the high cost of doing business. As a result, we have gained in that market with profitability in new construction build out.

The Market
-----------
Colorado
       The Pitkin, Garfield and Eagle county areas are presently serviced by a few alarm companies providing traditional burglar & fire alarm systems.

       Based on in-house research, we believe the existing alarm companies have little to no local presence. They are operating through out-of-state offices or in two or three-man capacities with service technicians who are not available on an on-call basis

       No company at the present time provides a local service facility with local contact and guard response with the exception of our subsidiary, Proguard Protection.

       The area is comprised of mainly high-end clientele and winter retreat homes that are prime candidates for state-of-the-art audio/video surveillance and alarm systems.

The following counties in Colorado are currently served by our Aspen office
   Garfield           Mesa
   Eagle              Pitkin

Security Systems and Services
------------------------------
Through our subsidiary, Proguard Protection, we provide the following security systems and services.

   Home Alarm Systems protecting against Intrusion, Fire, Environmental or any combination thereof.
   Commercial Fire and/or Intrusion Alarm Systems
   Wireless Systems and System Expansion provided by experts
   Vacation Security Services
   Home or Commercial Video Surveillance Systems with or without remote viewing
   Remote Access Control Systems
   24-Hour Local Alarm Monitoring with Central Station back-up

   Guard Response and Key holding Services
   Guard Tours of Second Home or Vacant Commercial Properties
   Cellular Back-up for Residential and Commercial Alarm Systems

Our subsidiary is an authorized dealer of the General Electric Security Pro line of products that includes:
                                         Wholesale price   Retail price
   Security Pro 500 (Concord Express)         $  73.95          $395.00
   Security Pro 1000 (Simon III)              $ 155.00          $595.00
   Security Pro 6000 (Concord)                $ 149.95          $595.00
   Advent Home Navigator                      $ 405.00          $995.00
   Advent Commercial                          $ 450.00        $1,095.00
     Hardwire/Wireless System
   Advent Commercial Fire                     $ 675.00        $1,395.00
   Security Pro 7000 (Concord Ultra)          $ 385.00          $895.00
   Allegro System                             $ 135.35          $395.00
   Security Pro 400 (NetworX NX4)             $  26.60          $ 95.00
   Security Pro 600 (NetworX NX6)             $  39.90          $155.00
   Security Pro 800 (NetworX NX8)             $  63.70          $295.00
   Security Pro 801 (NetworX NX8E)            $  96.45          $395.00

Of the twelve (12) control panel packages offered to us by General Electric, we purchase and install six (6) of them. The product use is as follows:

         Security Pro 500 (Concord Express):
Not used because it is a very low end system with minimal zone capacity, that is not conducive to our market.

         Security Pro 1000 (Simon III):
The product is a complete RF Wireless Control Panel with built-in keypad and siren, and is used in our condominium, townhouse and rental properties which cannot have wiring completed. *This product produces about 10% of our revenue.*

         Security Pro 6000 (Concord):
The product is our main Hybrid (wireless and hardwire) panel used in most existing home installations, and comes with an LCD keypad. It has compatibility with up to 96 zones. *This product produces about 30% of our revenue.*

Advent Home Navigator:
Not used because of cost and difficulty for owner understanding. It is being replaced with the Pro 6000 (Concord).

         Advent Commercial:
Not used because of cost and lack of technical support. It is being replaced with the Concord and the Concord Ultra.

         Advent Commercial Fire:
Not used because it does not meet local Fire Codes. It will not allow for point I.D. addressability and utilizes wireless RF fire technology, which is not approved by the local fire marshal.

         Security Pro 7000 (Concord Ultra)
Used on rare occasions where more than 96 zones are needed or where module expansion is requested. *This product produces about 5% of our revenue.*

         Allegro System:
This system is the latest small wireless system which is fully self-contained with a wireless phone interconnect. It is being used more and more for applications where wiring is not possible, as in condos, townhouses and apartments. *This product produces about 10% of our revenue.

         Security Pro 400 (Networx NX4)
Not used, as it is a low end hardwire panel with only 4 zones. Not conducive to our clientele.

         Security Pro 600 (Networx NX6)
Also not used because of it only having a 6 zone capacity and lack of other upper end features.

         Security Pro 800 (Networx NX8)
Used for our basic hardwired new construction homes needing up to a 48 zone capacity. It is a strong part of our new home installations. *This product produces about 15% of our revenue.*

         Security Pro 801 (Networx NX8E)
Is our major panel for installation in new construction homes for the upper end. This product has a zone capacity of up to 192 zones with 8 partitions, LCD keypads and modular designs. *This product produces about 30% of our revenue.*

On February 19, 2003 we entered into a GE Interlogix Authorized Dealer Agreement under its Security Pro Program, which secures our territory and provides for discount product pricing, co-op advertising, GE logo recognition, website affiliation, etc. In addition to the dealer program, GE Interlogic markets its security equipment through the distribution system with our industry. The terms of the agreement include:

   - Term. The initial term was until February 17, 2004 and was automatically renewed until February 17, 2005. The agreement was orally renewed to February 17, 2006 in contradiction to the terms of the agreement that requires a written further renewal. Proguard Acquisition is currently waiting for receipt of said written further renewal.

   - Assigned Territory. We have the non-transferable right to distribute and sell the Security Pro line of security products within the state of Colorado the counties of Eagle, Garfield and Pitkin. GE agreed to limit its appointment of dealers of Program Pro products within the assigned territory.

     - Sales Goal. The initial sales goal of Proguard Acquisition was $12,000 per month. Failure to purchase Program Products in the minimum amounts could result in the (i) termination of the agreement in GE

Interlogix's sole option or (ii) a change in the assigned territory and/or assignment of additional dealers of Program Products within the assigned territory at GE Interlogix's sole option. On September 28, 2004, the agreement was adjusted by GE Interlogix to reflect a sales goal of Proguard Acquisition reduced to $6,000 per month and a price increase. Failure to purchase Program Products in the minimum amounts could result in the (i) termination of the agreement in GE Interlogix's sole option, (ii) a change in the assigned territory and/or assignment of additional dealers of Program Products within the assigned territory at GE Interlogix's sole option or (iii) a change in the pricing and/or sales commitment at GE Interlogix sole option.

To safeguard our product availability, we have opened accounts with several distributors and negotiated pricing comparable to our Level III schedule.

Our volume continues to grow with these distributors and we are guaranteed an equipment channel, even if we should elect to terminate our GE affiliation in the future.

Beginning in 2004, we began purchasing monitoring accounts from several local competitors. Through December 31, 2004, we purchased 73 accounts for total consideration of $52,815. During the year ended December 31, 2005, we purchased an additional 9 accounts for a total consideration of $22,288. The purchased contracts are subject to a one-year guarantee from the seller. Accordingly, the seller has allowed us to defer payment of approximately 10% of the total purchase price for a period of one year. At December 31, 2005, we had deferred purchase contracts payable of $7,551. We will receive an aggregate of approximately $3,350 in monthly fees from the accounts purchased to date.

Expansion
----------
In the next four years, we intend to open two additional satellite offices in the rural resort communities of Grand Junction and Gunnison County. To date, no lease agreements have been entered into and no other specific details have been determined regarding these offices.

The following counties in Colorado will be served by Grand Junction and Avon/Vail satellite offices
   Moffat               Gunnison
   RioBlanco            Montrose
   Summit               Delta
   Lake

Regulatory Matters
---------------------

A number of local governmental authorities have adopted or are considering various measures aimed at reducing the number of false alarms. Such measures include:

   - Permitting of individual alarm systems and the revocation of such permits following a specified number of false alarms;
   -  Imposing fines on alarm customers for false alarms;
   - Imposing limitations on the number of times the police will respond to alarms at a particular location after a specified number of false alarms;
   - Requiring further verification of an alarm signal before the police will respond; and
   - Subjecting alarm monitoring companies to fines or penalties for transmitting false alarms.

Our operations are subject to a variety of other laws, regulations, and licensing requirements of federal, state, and local authorities. In certain jurisdictions, we are required to obtain licenses or permits, to comply with standards governing employee selection and training, and to meet certain standards in the conduct of our business.

Our alarm industry is also subject to requirements imposed by various insurance, approval, listing and standards organizations. Depending upon the type of customer served, the type of security service provided, and the requirements of the applicable local governmental jurisdiction, adherence to the requirements and standards of such organizations is mandatory in some instances and voluntary in others.

Our advertising and sales practices are regulated in the United States by both the Federal Trade Commission and state consumer protection laws. In addition, certain administrative requirements and laws of the jurisdictions in which we operate also regulate such practices.

Such laws and regulations include restrictions on the manner in which we promote the sale of our security alarm systems and the obligation to provide purchasers of our alarm systems with rescission rights.

Our alarm monitoring business utilizes wireline and wireless telephone lines and radio frequencies to transmit alarm signals. The cost of telephone lines, and the type of equipment which may be used in telephone line transmission, are currently regulated by both federal and state governments. The Federal Communications Commission and state public utilities commissions regulate the operation and utilization of radio frequencies

COMPETITION
------------
The security alarm industry is highly competitive. In North America, there are four alarm companies that offer services across the United States with the remainder being either large regional or small, privately held alarm companies. Based on total annual revenues in 2004, the top four alarm companies in North America are:

   -  ADT Security Services, a subsidiary of Tyco International, Inc.
   -  Brink's Home Security, Inc., a subsidiary of The Brink's Company
   -  Protection One, Inc.
   -  Honeywell Security Monitoring, a division of Honeywell, Inc.

Competition in the security alarm industry is based primarily on market visibility, price, reputation for quality of services and systems, services offered and the ability to identify and to solicit prospective customers as they move into homes and businesses. We believe that we compete effectively with other regional and local security alarm companies due to our ability to offer integrated alarm system installation, monitoring, repair and enhanced services, our reputation for reliable equipment and services, our prominent presence in the area surrounding our office.

EMPLOYEES
-----------
We presently have eleven full-time employees and no part-time employees. These employees include three office staff, two sales agents, four system installers and two service department workers.


ITEM 2.  PROPERTIES.

We lease our office space at 400 W. Main Street, Suite 12, Aspen, CO 81611 at a monthly rate of $3,000 through January 31, 2006. We entered into a new lease for this property effective February 1, 2006 for a monthly rent of $3,300 through January 31, 2007. Our office space consists of 1,700 square feet. Aggregate amounts due for rents in future periods amount to $39,300 in 2006 and $3,300 in 2007. Rent expense for the years ended December 31, 2005 and 2004 amounted to $35,400 and $28,600, respectively.

Our executive offices located at 3040 E. Commercial Boulevard, Fort Lauderdale, FL 33308 consist of 900 square feet and are orally leased from Financial Communications, Inc., an affiliated entity, at the rate of $1,750 per month on a month-to-month basis.


ITEM 3.   LEGAL PROCEEDINGS.

Proguard Acquisition management is aware of no pending or threatened litigation. During the fourth quarter of the fiscal year ended
December 31, 2005, Proguard Acquisition was not a party to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2005, no matters were submitted to a vote of Proguard Acquisition's security holders, through the solicitation of proxies.

                    PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information. Our common stock is not listed on any exchange or over the counter.

The approximate number of holders of record of Proguard Acquisition's $.001 par value common stock, as of December 31, 2005 and February 28, 2006 was 30 and 33, respectively.

Dividends. Holders of Proguard Acquisition's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on Proguard Acquisition's common stock have ever been paid, and Proguard Acquisition does not anticipate that dividends will be paid on its common stock in the foreseeable future.


ITEM 6 MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We receive an aggregate of $2,581 in monthly fees from our purchase of contracts in 2004 and $769 from new accounts purchased during the year ended December 31, 2005. This amount may be reduced if any of the customers cancel their existing contracts. We continue to grow our account base through purchases and in-house sales. As of December 31, 2005, our monthly fees for monitoring totaled $24,296. Increases in our account base have exceeded any customer cancellations we have received to date. As of December 31, 2005, our customer account base has increased to 558 accounts, averaging approximately 15 new accounts per month. However, a large number of cancellations would have a negative impact on future results of operations and liquidity.

Financing Activities. For the year ended December 31, 2005, Proguard Acquisition received proceeds from related party loans of $20,000, proceeds from line of credit of $36,509 and proceeds from shareholder deposits of $51,350. As a result, net cash provided by financing activities was $107,859 for the year ended December 31, 2005.

During 2004, we raised money through the sale of 1,955,000 common shares for $.05 per common share for a net amount of $87,750. These sales were made to officers and directors, and promoters, their family and business associates. All of these common shares were issued to sophisticated investors under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

Investing Activities. During the year ended December 31, 2005, we decreased our cash flow by purchasing security monitoring contracts from third parties for the net value of $22,288. Our cash flow should increase due to the fact that we will receive an aggregate of $769 in monthly fees due to this acquisition. We also purchased property and equipment of $12,984. As a result, we had net cash used in investing activities of $35,272 for the year ended December 31, 2005.

During the year ended December 31, 2004, we decreased our cash flow by purchasing security monitoring contracts from third parties for the net value of $47,521. Our cash flow should increase due to the fact that we will receive an aggregate of $2,581 in monthly fees due to this acquisition.

Results of Operations.

Quarterly billings for monitoring are billed in advance. At December 31, 2004 and 2005, Proguard Acquisition had billed for the three months ended March 31, 2005 and 2006. All of this billed revenue is deferred to the following period and recognized in its entirety.

The bundled monthly charge for monitoring and extended service protection is billed on a quarterly basis in advance. Revenue for both monitoring and extended service protection is recorded as Monitoring Revenue. Quarterly billed revenue is deferred at the time of billing and recognized during the quarter covered by the billing period. Expense related to both the monitoring and extended service protection is recognized in the quarter in which they are incurred.

The year ended December 31, 2005 compared to the year ended December
31, 2004.

Our sales increased significantly in 2005 from $585,387 in 2004 to $998,776 due to increased operations and the purchase of the security monitoring contracts. Revenues were earned primarily by the sale of equipment, installation fees and monitoring fees.

Our 2005 sales increased significantly for the following reasons:

Equipment and installation sales increased $286,885 or 68.13%.
   - New construction contracts were established with builders;
   - Equipment discounts were offered to customers requiring upgrades;
   - Our general electric product recognition brought in new customers; and
   - Heavy marketing campaign for GE wireless hybrid systems installed in expensive homes was effective.
   -   Builders business added to installation revenue;
   - Labor prices were increased from $65.00 to $78.00 per hour (20%) and accepted. This labor rate remains still below our competition;
A heavy marketing campaign for system upgrades and conversion was conducted;
   - Hybrid wireless systems allowed installations to meet insurance requirements without having to destroy homes; and
   -   Actual installs increased by 169% for 2004.

Monitoring revenue increased by $81,792, or 68.01%.
   - Our customer base increased from 377 to 558 customers for 48.06% growth;
   - Monthly reoccurring revenue per account increased due to other services (open/close reports, service contracts, key holder service, cell radio back-up, etc.), being sold;
   - Strong increase in commercial fire and business accounts increased monthly monitoring rate average;

   - Real estate brokers and property managers began transferring bulk accounts to our company; and
   -   Local company/local service theme began to take root.

Service revenue increased $34,709 to 78.79%.
   -   Hourly service rate was increased by $13.00;
   -   Free service calls were reduced;
   - Service call labor was reduced through better routing and efficiency; and
   - Marketing campaign for free system inspections produced major service revenue for upgrade and change out of defective equipment found and documented.

Our costs of sales increased from $327,619 for the year ended December 31, 2004 to $418,477 for the year ended December 31, 2005. This increase was mainly due to increased equipment and installation costs of $30,728, increased subcontracted labor of $18,098 and increased wages of $29,286 for monitoring and installation of the systems.

Our selling and administrative expenses almost doubled for the year ended December 31, 2005 compared to December 31, 2004 mainly due to costs associated with increased operations and professional fees paid in relation to the recent public offering.

During 2004, we reduced some of our cash expenses by issuing 105,500 common shares for services valued at $26,375. The common shares were valued at fair market value of $.25 per common share. We did not issue any common shares for services in 2005.

As our business increases, we expect our cost of sales to increase due to the increased amount of labor necessary to install and monitor the security systems. However, we do not expect to significantly increase the number of employees until we expand. We will continue to try to minimize our costs by issuing common shares for services where possible.


ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        PROGUARD ACQUISITION CORP.
                                Index to
                   Consolidated Financial Statements

                                                              Page
                                                           ----------

Reports of Independent Registered Public Accounting Firms       18

Consolidated Balance Sheet at December 31, 2005                 20

Consolidated Statements of Operations for the years ended
 December 31, 2005 and 2004                                     21

Consolidated Statement of Changes in Shareholders' Equity
 for the years ended December 31, 2005 and 2004                 22

Consolidated Statements of Cash Flows for the years ended
 December 31, 2005 and 2004                                     23

Notes to Consolidated Financial Statements                      24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Proguard Acquisition Corp.
Ft. Lauderdale, Florida


We have audited the consolidated balance sheet of Proguard Acquisition Corp. as of December 31, 2005, and the accompanying related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Proguard Acquisition Corp. as of December 31, 2005 and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Sherb & Co., LLP
March 30, 2006                             Certified Public Accountants
Boca Raton, Florida

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Proguard Acquisition Corp.
Ft. Lauderdale, Florida

We have audited the consolidated balance sheet of Proguard Acquisition Corp. as of December 31, 2004, and the accompanying related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Proguard Acquisition Corp. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP
Denver, Colorado
March 17, 2005, except for Note 4,
dated August 5, 2005

PROGUARD ACQUISITION CORP.
Consolidated Balance Sheet
December 31, 2005

ASSETS

Current assets:
   Cash                                                     $   94,704
   Cash ? restricted                                            51,354
   Accounts receivable, net of allowance for
        doubtful accounts of $11,569                           123,903
   Inventory                                                    55,627
   Prepaid expenses and other current assets                     3,371
                                                            ----------
        Total current assets                                   328,959

Property and Equipment, net of accumulated
   depreciation                                                 23,223
Purchased Contracts, net of accumulated
   amortization                                                 55,077
Deferred tax asset                                               5,704
                                                            ----------
                                                            $  412,963
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Line of credit                                           $   36,509
 Notes payable, related party                                 70,000
   Accounts payable                                             17,440
   Accrued expenses                                             16,524
   Deferred income                                              63,771
   Retainage payable                                             7,551
   Deposits                                                     51,350
                                                            ----------
       Total current liabilities                               263,145
                                                            ----------
Long-term liabilities:
   Note payable, related party                                  50,000
                                                            ----------
Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000 shares
        authorized, no shares issued or outstanding                  -
   Common stock, $0.001 par value, 50,000,000 shares
       authorized, 2,350,000 shares issued and outstanding       2,350
   Additional paid-in capital                                  151,849
   Accumulated deficit                                         (54,381)
                                                            ----------
                                                                99,818
                                                            ----------
                                                            $  412,963
                                                            ==========
See accompanying notes to the consolidated financial statements.

PROGUARD ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the years ended
                                                 December 31,
                                            2005               2004
                                        ----------          ----------
SALES:
 Equipment and installation             $  707,958          $  421,073
 Monitoring                                202,056             120,264
 Services                                   78,762              44,053
                                        ----------          ----------
                                           988,776             585,387
                                        ----------          ----------
COST OF SALES:
  Equipment and installation               145,449             114,721
  Monitoring                                26,661              13,915
  Labor                                    184,398             155,112
  Subcontracted labor                       61,969              43,871
                                        ----------          ----------
                                           418,477             327,619
                                        ----------          ----------
GROSS PROFIT                               570,299             257,768
                                        ----------          ----------
Selling, general and administrative
  expenses                                 526,653             278,640
Stock based compensation                         -              26,375
Depreciation Expense                         7,110               5,340
                                        ----------          ----------
                                           533,763             310,355
                                        ----------          ----------
INCOME(LOSS) FROM OPERATIONS                36,536             (52,587)
                                        ----------          ----------
OTHER INCOME (EXPENSE):
  Interest income                               62                 122
  Other income                               2,900                   -
  Interest expense                         (11,539)             (9,292)
                                        ----------          ----------
                                            (8,577)             (9,160)
                                        ----------          ----------
Net income (loss) before income taxes       27,959             (61,747)
Provision for income taxes ? current       (11,635)              3,945
Provision for income taxes ? deferred       17,339                   -
                                        ----------          ----------
NET INCOME (LOSS)                       $   33,663          $  (65,692)
                                        ==========          ==========
Per share information - basic and
 diluted
  Income (Loss) per common share        $     0.01         $    (0.06)
                                        ==========          ==========
  Weighted average number of shares
    Outstanding                          2,350,000             883,425
                                        ==========          ==========

See accompanying notes to the consolidated financial statements.

                     PROGUARD ACQUISITION CORP.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

                                       Common Stock  Additional
                                       ------------    Paid-in    Accumulated
                                    Shares    Amount   Capital     Deficit     Total
                                    ------    ------   -------     ---------   -----
Balance, December 31, 2003         353,328   $    353  $  30,732   $(22,352)   $8,733

 Common stock issued for
  services                          41,672         42     26,333          -    26,375

Common stock issued for
  recapitalization                 200,000        200     8,789          -      8,989

 Common stock issued for cash    1,755,000      1,755    85,995          -     87,750

 Net loss                                -          -          -    (65,692)  (65,692)
                                 ---------   --------  ---------   --------  --------
Balance, December 31, 2004       2,350,000      2,350    151,849    (88,044)   66,155

Net Income                              -          -          -      33,663    33,663
                                 ---------   --------  ---------   --------   -------
Balance, December 31, 2005       2,350,000   $  2,350  $ 151,849   $(54,381)  $99,818
                                 =========   ========  =========   ========   =======

See accompanying notes to the consolidated financial statements.

                     PROGUARD ACQUISITION CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the years ended
                                                    December 31,
                                                2005            2004
                                               ------          ------
Cash flows from operating activities:
 Net (loss)income                          $    33,663     $  ( 65,692)
                                           -----------     -----------
 Adjustments to reconcile net income(loss) to
  net cash (used in) operating activities:
  Depreciation and amortization                 21,794          10,682
  Stock-based compensation                           -          26,375
  Accounts payable assumed in
    recapitalization                                 -            (900)
 Changes in current assets and current
  liabilities:
   Increase in accounts receivable             (51,517)        (15,949)
   Increase in inventory                       (21,831)         (3,467)
   (Increase) decrease in prepaid expenses
      and other current assets                     114          (3,316)
   (Increase) decrease in deferred tax asset    (5,704)          3,945
   Decrease in accounts payable                (34,000)           (733)
   Increase in accrued expenses                 (7,861)          8,967
   Increase in deferred income                  24,363          25,337
   Increase in retainage payable                 2,258               -
                                            ----------      ----------
  Total adjustments                            (72,384)         50,941
                                            ----------      ----------
  Net cash used in operating activities        (38,721)        (14,751)
                                            ----------      ----------
Cash flows from investing activities:
 Acquisition of property and equipment         (12,984)         (4,714)
 Cash received pursuant to
    recapitalization                                 -           9,889
 Acquisition of contracts                      (22,288)        (47,521)
                                            ----------      ----------
  Net cash used in investing activities        (35,272)        (42,346)
                                            ----------      ----------
Cash flows from financing activities:
 Proceeds from sale of common stock, net             -          87,750
 Proceeds from related party loans              20,000          50,000
 Proceeds from line of credit                   36,509               -
 Proceeds from shareholder deposits             51,350               -
                                            ----------      ----------
  Net cash provided by financing
    activities                                 107,859         137,750
                                            ----------      ----------
INCREASE IN CASH                                33,866          80,653

CASH, BEGINNING OF PERIOD                      112,192          31,539
                                            ----------      ----------
CASH, END OF PERIOD                         $  146,058      $  112,192
                                            ==========      ==========
See accompanying notes to the consolidated financial statements.

               PROGUARD ACQUISITION CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004
                  (Continued)

Supplemental cash flow information:
 Cash paid for interest                     $   3,315       $   9,124
                                            =========       =========
 Cash paid for income taxes                 $       -       $       -
                                            =========       =========

Cash shown on the accompanying balance sheet as follows:

                                               2005
                                            ----------
Cash                                        $  94,704
Cash Restricted                                51,354
                                            ---------
                                            $ 146,058
                                            =========


See accompanying notes to the consolidated financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

The accompanying consolidated financial statements present the accounts of Proguard Acquisition Corp. (the Company), formed in Florida in June 2004, and Proguard Protection Services, Inc. (Protection), a Colorado corporation and a wholly owned subsidiary of Proguard Acquisition Corp. Proguard Protection was incorporated May 2000 under the laws of the State of Colorado. The Company is engaged in the business of the sale and installation and monitoring of home and commercial security devices.

Basis of Consolidation.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications.

Certain items in the December 31, 2004, financial statements have been reclassified to conform to current year presentation.

Revenue Recognition.

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company.

The Company accounts for components of multiple-deliverable arrangements as separate units of accounting. There are three components of revenue that may or may not be part of a multiple-deliverable arrangement: the sale and installation of security devices, extended service protection, and alarm monitoring.

The sale and installation of security devices are considered one component since the Company does not sell security devices without also providing the installation. Customers, at the discretion of the Company, may be required to remit a 50% deposit for the sale and installation of security devices upon the signing of the contract. Revenue from the sale and installation of security devices is recognized upon the completion of the installation of the security devices. Security devices generally have a one-year limited warranty from the manufacturer against defects.

Extended service protection is available to customers who purchase installed security devices from the Company. The Company also provides extended service protection to customers who have already existing security systems installed by others.

Contracts for extended service protection range from one to five years, billed on a pay-as-you-go basis, and run concurrently with any warranty offered by the manufacturer of the security devices. The customer is invoiced quarterly for the pro-rata share of the contract. Revenue from extended service protection is recognized during the quarter covered by the billing period. Customer contracts for extended service protection can be terminated, at the discretion of the Company, upon a 30 day written notice of cancellation from the customer. It is the current policy of the Company to grant customers an early termination of their contract upon the 30 day written notice and refund to the customer any balance due.

Alarm monitoring is available to customers who may or may not have purchased security devices from the Company. Contracts for alarm monitoring are from one to five years and are billed on a pay-as-you-go basis. The customer is invoiced quarterly for the pro-rata share of the contract. Revenue from alarm monitoring is recognized during the quarter covered by the billing period. As with extended service protection, customer contracts for alarm monitoring can be terminated at the discretion of the Company, upon a 30 day written notice of cancellation from the customer. It is the current policy of the Company to grant customers an early termination of their contract upon the 30 day written notice and refund to the customer any balance due. Refunds of alarm monitoring revenue are prorated based upon the date of disconnection.

In the Company?s multiple-deliverable arrangements, it is possible for customers to bundle any combination of these three components, or acquire any one or more of them elsewhere. Each component has value to the customer on a stand alone basis, and is accounted for as a distinct and separate source of revenue by the Company.

Cash and Cash Equivalents.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable.

Accounts receivable is recorded net of an allowance for expected losses. The allowance is estimated from historical performance and projections of trends. As of December 31, 2005, the allowance for doubtful accounts was $11,569.

Inventory.

The Company?s inventory consists primarily of finished goods and supplies and is valued at the lower of cost or market using the first-in, first-out method.

Property and Equipment.

Property and equipment are recorded at cost. Depreciation of assets is computed using the straight-line method over the following estimated useful lives:

Equipment                      5 years
Vehicles                       5 years
Furniture and fixtures         5 years
Leasehold improvements         3 years

Depreciation expense for the years ended December 31, 2005 and 2004 was $7,110 and $5,340.

Purchased Contracts.

The Company acquired security monitoring contracts from third parties during 2004. These contracts are valued at cost and are being amortized over a 60-month period, the expected life of the contracts. Through December 31, 2004, the Company purchased 73 accounts for total consideration of $52,815. During 2005, the Company purchased 9 accounts for total consideration of $22,288. The purchased contracts are subject to a one-year guarantee from the seller. Accordingly, the seller has provided the Company deferred payment of approximately 10% of the total purchase price for a period of one year. At December 31, 2005, the Company had deferred purchase contracts payable of $7,551.

Net Income (Loss) Per Common Share.

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, ?Earnings per Share.? Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Income Taxes.

The Company follows SFAS 109 ?Accounting for Income Taxes? for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Financial Instruments.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

These financial instruments include cash, accounts receivable and accounts payable, notes payable and lines of credit. Fair values were assumed Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

The carrying value of the Company?s long-term debt approximated its fair value based on the current market conditions for similar debt instruments.

Long Lived Assets.

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. The Company will measure the amount of any impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the impaired assets. The Company has not recorded impairment losses during any period presented in the accompanying financial statements.

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs.

Advertising costs are charged to expense as incurred. Advertising costs included in selling, general and administrative expenses were $6,726 and $4,681 during the years ended December 31, 2005 and 2004, respectively.

Stock-Based Compensation.

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (?APB 25?) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock based compensation.

Concentrations.

The Company operates primarily in the Aspen/Snowmass area of Colorado. Future revenue growth may be limited unless the Company expands its operating territory.

The Company is a distributor of General Electric security systems, which systems constitute the majority of equipment sales. The
Company?s relationship with this supplier is favorable. The Company believes that other sources of home security systems are available to it should the need arise.

Recent Pronouncements.

In December 2004, the FASB issued SFAS 153, ?Exchanges of Nonmonetary Assets,? an amendment to Opinion No. 29, ?Accounting for Nonmonetary Transactions.? Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company?s financial statements.

In December 2004, the FASB issued SFAS 123(R), ?Share-Based Payment.? SFAS 123(R) amends SFAS 123, ?Accounting for Stock-Based Compensation,? and APB Opinion 25, ?Accounting for Stock Issued to Employees.? SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity?s shares or other equity instruments, or (2)that require (or may require) settlement by the issuance of an entity?s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company?s financial statements. The Company has adopted this policy (SFAS 123(R)) as of January 1, 2006.


NOTE 2.  ACQUISITION OF PROGUARD PROTECTION SERVICES, INC.

On July 1, 2004, the shareholders of Protection cancelled their 1,000,000 shares of outstanding Protection no par value common stock and received 395,000 shares of the Company's restricted $0.001 par value common stock. Effective July 1, 2004, Protection became a wholly owned subsidiary of the Company. The Company was formed for the sole purpose of acquiring Protection. Prior to July 1, 2004, these entities were not under common control.

This acquisition of Protection, the accounting acquirer, by the Company a non-operating entity, is considered in substance a capital transaction by the issuance of 200,000 shares of common stock by Protection for the net assets of the Company which consisted of cash of $9,889 and accounts payable of $900 and will be accounted for as a reverse acquisition. No goodwill or other intangible assets will be recorded. On this basis, the historical financial statements, except share capital, as of and prior to the acquisition date represent the operations of Protection.


NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at December 31, 2005:

Equipment                         $   11,883
Vehicles                              21,307
Furniture and fixtures                 3,083
Leasehold improvements                 3,460
                                  ----------
                                      39,733
Less accumulated depreciation        (16,510)
                                  ----------
                                  $   23,223
                                  ==========

NOTE 4.  RELATED PARTY TRANSACTIONS

An entity related to the Company advanced $50,000 in cash to the Company as evidenced by a note. This note is convertible into 150,000 shares of the Company?s common stock at the holder?s option at any time prior to the maturity date. The note bears interest at 8% per annum payable quarterly and matured on January 31, 2005. During 2005 the Company entered into a new note agreement that eliminates the conversion feature and extends the maturity date to January 31, 2007.

In March 2004, an additional $50,000 was advanced to the Company by the related entity. This note is convertible into 150,000 shares of the Company?s common stock at the holder?s option at any time prior to the maturity date. The note bears interest at 8% per annum payable quarterly and is due March 15, 2006. This note has been extended to March 15, 2007.

During the year ended December 31, 2005, an entity related to the Company advanced $20,000 to the Company as evidenced by a note bearing interest at 8% per annum until maturity. The principal and interest are due and payable on demand.

During 2005 and 2004, the Company incurred interest expense to the related entity totaling $8,224 and $7,153.

During the year ended December 31, 2005 and 2004, the Company paid an affiliated entity $23,000 and $4,500, respectively, in rent, administration and taxes.


NOTE 5.  INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate to net income (loss) before income taxes for the years ended December 31, 2005 and 2004, as shown:

                                             2005          2004
                                            ------        ------
Tax expense (benefit) at the federal
   statutory rate                         $  6,198      $ (10,436)
State tax                                    2,006         (1,800)
Increase(decrease) in valuation allowance  (17,339)        17,339

Other                                        3,431         (1,158)
                                         ---------      ---------
Tax expense (benefit)                    $  (5,704)     $   3,945
                                        ==========      =========

The components of the deferred tax asset and deferred tax liability at December 31, 2005 and 2004 are as follows:

                                             2005         2004
                                            ------       ------
Deferred tax asset:
   Federal net operating loss
     carry forwards                        $  5,954    $ 16,129
   State net operating loss carry
    forwards                                  1,927       3,010
   Valuation allowance                            -     (17,339)
                                         ----------   ---------
                                              7,881       1,800
                                         ----------   ---------
Deferred tax liability:
   Property and equipment
                                             (2,177)     (1,800)
                                         ----------   ---------
                                             (2,177)     (1,800)
                                         ----------   ---------
           Net deferred tax asset        $   (5,704)          -
                                         ==========   =========

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $51,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2025 subject to IRS Code Section 382 limits.


NOTE 6.  COMMON STOCK

During 2004, the Company issued 105,500 shares of common stock for services. The shares were valued at their fair market value which was $0.25 per share based on the value of the shares exchanged for a payable to an officer as discussed in Note 4.

Also, during 2004, the Company received $87,750 from the sale of 1,755,000 shares of its $.001 par value common stock at $0.05 per share.


NOTE 7.  COMMITMENTS

The Company had leased its office space in Colorado at a monthly rate of $3,000 through January 31, 2006. Effective January 31, 2006, the Company entered into a new lease agreement which provides for monthly rent of $3,300 per month for the period February 1, 2006 through January 31, 2007.

Aggregate amounts due for rents in future periods amount to $39,300 in 2006 and $3,300 in 2007. Rent expense for the years ended December 31, 2005 and 2004 amounted to $35,400 and $28,600, respectively.


NOTE 8.  GENERAL

In April 2005, the Company filed a Form SB-2 registration statement offering 800,000 units at $1.00 per unit. Each unit consists of one common share and one warrant to purchase one common share at $1.75 per share. The warrants are exercisable for 36 months and may be called at $.01 per warrant after 24 months from the date of the prospectus. The minimum offering is 300,000 units and the offering will terminate on December 31, 2006. As of December 31, 2005, the Company has sold 51,000 units for a total of $51,000. The cash received for the sale of securities is shown as deposits, a current liability, on the accompanying balance sheet with a corresponding asset, cash-restricted.


NOTE 9. SUBSEQUENT EVENT

Through March 29, 2006, the Company received $360,400 in proceeds from the sale of units consisting of one warrant and one share of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)  On October 18, 2005, Proguard Acquisition Corp. dismissed
Stark Winter Schenkein & Co., LLP, its independent registered public accountant firm. The decision to dismiss Stark Winter was approved by the Registrant?s board of directors.

Stark Winter reports on Proguard Acquisition Corp.?s financial statements for either of the past two years, December 31, 2004 and 2003, did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During Proguard Acqusition Corp.?s two most recent fiscal years, December 31, 2004 and 2003, and the subsequent period through the date of dismissal, January 2005 through October 18, 2005, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of Stark Winter, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in
Item 304 (a)(1)(iv) of Regulation S-B.

(b) On October 18, 2005, the board of directors of Proguard Acquisition Corp. engaged the accounting firm of Sherb & Co., LLP as principal accountants of Proguard Acquisition Corp. for the fiscal year ended December 31, 2005. Proguard Acquisition Corp. did not consult Sherb & Co., LLP regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Sherb & Co., LLP financial statements and neither written nor oral advice was provided that was an important factor considered by Sherb & Co., LLP in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph (a) (1)(iv) of Item 304 of Regulation S-B.

                               PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated. We confirm that the number of authorized directors has been set at three pursuant to our bylaws. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.

The directors and executive officers are as follows:

NAME                                 POSITIONS HELD          SINCE
Frank R. Bauer, age 60             President/CEO/Director      Inception
                                                             To present
Norman H. Becker, age 67         Treasurer/CFO/Controller/     Inception
                                        Director             To present
Ricardo A. Rivera, age 34            Vice President/
                                  Secretary/Director          Inception
                                                              To present

BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS
---------------------------------------------

Frank R. Bauer has been president and director of Proguard Acquisition since inception. From 1988 to April 2004, he was vice president and director of Ram Ventures Holdings Corp., a management, consulting services and financial advisory services company until it was purchased by American Apparel and Accessories, Inc., an apparel company. Mr. Bauer was an officer and a director of Ram Ventures Holdings Corp., now an apparel company, from February 15, 1988 and its vice president since January 4, 1993 until the change of control in March 2004. Mr. Bauer has been vice president and director of Corrections Systems International, Inc., a dormant company without any current operations, since February 1988. Since January 1985, Mr. Becker has also been self-employed in the practice of public accounting in Hollywood, Florida. Mr. Bauer was also president and chief executive officer of Specialty Device Installers, Inc., a privately held Florida corporation engaged in outside plant utility and construction contracting. In September of 1996, Specialty Device Installers, Inc. was acquired by Guardian International, Inc. Since 2000, Mr. Bauer has been employed as president of Proguard Protection Services, Inc., a home security corporation and a wholly owned subsidiary of Proguard Acquisition. Mr. Bauer received a Bachelor of Business Administration Degree from Stetson University in Deland, Florida in 1967.

Norman H. Becker has been treasurer and director of Proguard Acquisition since inception. Mr. Becker was a director of Ram Ventures Holdings Corp, currently an apparel company, from 1987 to the change of
control in March 2004.   On January 15, 1993, Mr. Becker was appointed
Ram Ventures president. Norman H. Becker has been president and director of Corrections Systems International, Inc., a dormant company without any current operations, since February 1988. Since January 1985, Mr. Becker has also been self-employed in the practice of public accounting in Hollywood, Florida. Mr. Becker is a 1959 graduate of City College of New York (Bernard Baruch School of Business) and is a member of a number of professional accounting associations including the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants and the Dade Chapter of the Florida Institute of Certified Public Accountants.

Ricardo A. Rivera has been vice president, secretary and a director of Proguard Acquisition since inception. Mr. Rivera has served as vice president for Professional Programmers, Inc., d/b/a/ Corrections Services, Inc. since January 1999. Once a public company called Corrections Services, Inc., Professional Programmers is now a private Florida corporation headquartered in Ft. Lauderdale, Florida. CSI has been involved in the manufacturing, marketing, implementation and support of electronic monitoring systems since November 1984. CSI has installed and implemented electronic monitoring programs for private and government agencies involved in work release, probation, parole, pre-trial, and juvenile offenders. Mr. Rivera has over 14 years experience in the electronic monitoring industry. Mr. Rivera began as a technician in 1989, repairing electronic monitoring equipment.


ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following shows the annual salaries, bonuses and stock options for our executive officers:

                       SUMMARY COMPENSATION TABLE
                          Annual Compensation          Long-Term Compensation
                          -------------------          ----------------------
                                                   Awards                 Payouts
                                                -----------------------------------------
Name and                                           Other       Restricted        Options/      All
Principal                                          Annual        Stock           LTIP         Other
Position            Year    Salary   Bonus(2)   Compensation    Awards     SARS  Payouts   Compensation
---------           ----    ------   --------   ------------   ----------  ----  --------  ------------
Frank R. Bauer*     2005 $93,600      --          --             --       --      --          --
 CEO                2004 $78,000(2)   --       $7,200(2)         --       --      --         $65(1)
                    2003 $41,500(2)   --           --            --       --      --       $16,500(1)
Norman H. Becker*   2005     --      --           --             --       --      --          --
 CFO                2004     --      --           --             --       --      --          --
                    2003     --      --           --             --       --      --          --




Ricardo A. Rivera   2005     --      --           --             --       --      --          --
 Vice President     2004     --      --           --             --       --      --          --
                    2003     --      --           --             --       --      --          --
All Executive
Officers            2005 $93,600     --           --             --        --      --         --
as a Group (3)      2004 $78,000     --          $7,200          --        --      --         --
Persons (1)         2003 $41,500     --           --             --        --      --         --

(1)During the year ended December 31, 2003, Frank R. Bauer, an officer was issued 66,000 common shares valued at $16,500 as payment for sales commissions earned by Frank R. Bauer during the year ended December 31,
2002.   On July 1, 2004, Proguard Acquisition issued 65,000 common shares to Frank Bauer at $.001 per share.

Norman H. Becker P.A., an entity controlled by Mr. Becker, an officer and director, was paid $3,950 for various accounting services.

(2)Includes payments made to Mr. Bauer by Proguard Protection.

               Option/SAR Grants in Last Fiscal Year

                              Individual Grants
---------------------------------------------------------------------------------
(a)                   (b)                (c)                 (d)                (e)
                   Number of
                   Securities         % of Total
                   Underlying         Options/SARs
                   Options/           Granted to
                   SARs               Employees in      Exercise or Base     Expiration
Name               Granted(#)         Fiscal Year       Price ($/Sh)            Date

Frank R. Bauer    --             -             --               --
Norman Becker     --             -             --               --
Ricardo A. Rivera --             -             --               --

                Option/SAR Grants in Last Fiscal Year

(a)                (b)                (c)                 (d)                (e)
                                                      Number of
                                                      Securities         Value of
                                                      Underlying         Unexercised
                                                      Unexercised        In-the-Money
                                                      Options/SARs       Options/SARs at
                                                      FY-End(#)          FY-End($)
                Shares Acquired                       Exercisable/       Exercisable/
Name            on Exercised(#)     Value Realized($) Unexercisable      Unexercisable
---------------------------------------------------------------------------------------
Frank R. Bauer       --              --             --               --
Norman Becker        --              --             --               --
Ricardo A. Rivera    --              --             --               --

Messrs. Norman H. Becker and Ricardo A. Rivera devote approximately 20% of their time, respectively, to Proguard Acquisition's affairs. Frank
R. Bauer currently devotes 100% of his time to Proguard Acquisition's and our subsidiary's affairs. There are no employment agreements in effect or presently contemplated.

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tabulates holdings of shares of Proguard Acquisition by each person or entity who, subject to the above, as of February 28, 2006, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Proguard Acquisition, individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Name of Beneficial Owners       Common Stock
                              Beneficially Owned   Percentage Owned

Frank R. Bauer
710 Cactus Flats Road         565,000                  24.04%
Carbondale, Colorado 91623

Norman H. Becker              100,000                   4.26%
2404 Hollywood Boulevard
Hollywood, FL 33020

Ricardo A. Rivera              70,000                   2.98%
1422 North Royal Cove Circle
Davie, FL 33325

Directors and Officers,
   as a group                 735,000                   31.28%

Pasquale Catizone              95,000 directly           4.04%
266 Cedar Street (1)           50,000 indirectly         2.13%
Cedar Grove, NJ 07009

Carmine Catizone              206,250 directly           8.78%
10 1/2 Walker Avenue(2)        75,000 indirectly         3.19%
Morristown, NJ 07960

Frank R. Bauer II             130,000                    5.53%
P.O. Box 4927
Aspen, Colorado 81612

Plymouth Capital, Inc.        150,000                    6.38%
17551 Weeping Willow Trail
Boca Raton, FL 33487

Based upon 2,350,000 issued and outstanding as of February 28, 2006.

Frank R. Bauer, Norman Becker, Ricardo A. Rivera, Pasquale Catizone and Carmine Catizone would be deemed to be promoters of Proguard Acquisition.
1. Includes 50,000 common shares held by Barbara Catizone, wife of Pasquale Catizone.
2. Includes 50,000 common shares held by Sherri Catizone, daughter of Carmine Catizone and 25,000 held by Carmine Catizone, C/F Wyatt Byrd and Jacob Byrd, grandchildren of Carmine Catizone.
3. Plymouth Capital, Inc. is controlled by Allerton Town, a non-affiliate.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2003, an officer advanced $6,500 to the Company for working capital purposes. The advance for $6,500 was repaid in during 2003. In addition, an entity related to the Company advanced $50,000 in cash to the Company as evidenced by a note. This note is convertible into 150,000 shares of the Company?s common stock at the holder?s option at any time prior to the maturity date. The note bears interest at 8% per annum payable quarterly and matured on January 31, 2005. Subsequent to December 31, 2004, the Company entered into a new note agreement that eliminates the conversion feature and extends the maturity date to January 31, 2007.

In March 2004, an additional $50,000 was advanced to the Company by the related entity. This note is convertible into 150,000 shares of the Company?s common stock at the holder?s option at any time prior to the maturity date. The note bears interest at 8% per annum payable quarterly and was due March 15, 2006. This note has been extended to March 15, 2007.

During the year ended December 31, 2005, an entity related to the Company advanced $20,000 to the Company as evidenced by a note bearing interest at 8% per annum until maturity. The principal and interest are due and payable on demand.

During 2005 and 2004, the Company incurred interest expense to the related entity totaling $8,224 and $7,153.

During the year ended December 31, 2005 and 2004, the Company paid an affiliated entity $23,000 and $4,500, respectively, in rent, administration and taxes.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K
     (a)   FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Reports of Independent Registered Public Accounting Firms Consolidated Balance Sheet at December 31, 2005
Consolidated Statements of Operations for the years ended
 December 31, 2005 and 2004Consolidated Statement of Changes in Shareholders' Equity
 for the years ended December 31, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended
 December 31, 2005 and 2004
Notes to Consolidated Financial Statements

Schedules Omitted:    All schedules other than those shown have been
omitted because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

(b)    List of Exhibits

            The following of exhibits are filed with this report:

   3.i      Articles of Incorporation
   3.ii     By-Laws
   4.i      Form of Specimen of common stock
   4.ii     Form of Warrant
   10.1     Lease Agreement
   10.2     GE Interlogix Authorized Dealer Agreement
   10.3     Promissory Note dated January 31, 2005
   10.4     Promissory Note dated March 15, 2004
   10.5     Promissory Note dated January 31, 2003

All of the above exhibits are incorporated by reference to Form SB-2 and its amendments, file no. 333-123910.

(B)    REPORTS ON FORM 8-K

On October 18, 2005, Proguard Acquisition filed a Form 8-K, Item 4 regarding a change in certifying accountants.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of $15,000 from Sherb & Co., LLP, respectfully for the 2005 fiscal year and $13,000 from Stark Winter Schenkein for the 2004 fiscal year. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-KSB and 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Sherb & Co., LLP for the 2005 fiscal year for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We incurred audit related fees of $0 from Sherb &
Co., LLP and $9,053 from Stark Winter Schenkein & Co., LLP during fiscal 2005 and 2004. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2005 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Sherb & Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Proguard Acquisition has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 31, 2006

Proguard Acquisition Corp.

/s/Frank R. Bauer
------------------------------
By: Frank R. Bauer, President/CEO

In accordance with the requirements of the Securities Exchange
Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Proguard Acquisition Corp.
(Registrant)
By: /s/Frank R. Bauer                            Dated: March 31, 2006
    Director, Chief Executive Officer


By: /s/Norman Becker                             Dated: March 31, 2006
    Controller, Chief Financial Officer
    Director

By: /s/Ricardo A. Rivera                         Dated: March 31, 2006
     Director