Form 10QSB
period 2006-03-31
Proguard Acquisition CORP
filed 2006-05-15
CIK 1300662

qw        SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2006

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

Yes  [   ]      No [ x ]

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, March 31, 2006: Common Stock - 2,350,000

 PART I -- FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements                    Page
                                                               ----

Consolidated Balance Sheet,
   March 31, 2006(unaudited)                                     3
Consolidated Statements of Operations for the
   Three months ended March 31, 2006 and 2005
   (unaudited)                                                   4
Consolidated Statements of Cash Flows for the
   three months ended March 31, 2006
   and 2005 (unaudited)                                          5-6
Notes to consolidated financial statements                       7

Item 2.   Management?s Discussion and
           Analysis or Plan of Operation                         8

Item 3.   Controls and Procedures                               10

PART II ? OTHER INFORMATION

Item 1.   Legal Proceedings                                     10

Item 2.   Unregistered Sales of Equity Securities
           and Use of Proceeds                                  10

Item 3.   Default Upon Senior Securities                        10

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     10

Item 5.   Other Information                                     10

Item 6.   Exhibits                                              10

Signatures                                                      11

                      PROGUARD ACQUISITION CORP.
                      CONSOLIDATED BALANCE SHEET
                            MARCH 31, 2006
                              (UNAUDITED)

                                ASSETS
Current assets:
  Cash                                                     $   72,840
  Cash ? restricted                                           361,952
  Accounts receivable, net of allowance for doubtful
   accounts of $4,092                                         184,895
  Inventory                                                    49,522
  Prepaid expenses                                              3,040
                                                           ----------
    Total Current Assets                                      672,249

PROPERTY AND EQUIPMENT, net of accumulated depreciation        23,672

PURCHASED CONTRACTS, net of accumulated amortization           55,244

DEFERRED TAX ASSET                                              8,347
                                                           ----------
         TOTAL ASSETS                                      $  759,512
                                                           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                                           $   35,329
  Notes payable, related party                                135,000
  Accounts payable                                             34,641
  Accrued expenses                                             20,820
  Deferred revenue                                             68,426
  Retainage payable                                             7,958
  Deposits                                                    361,990
                                                           ----------
    Total Current Liabilities                                 664,164
                                                           ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 2,350,000 shares issued and outstanding       2,350
  Additional Paid in capital                                  151,849
  Accumulated deficit                                         (58,851)
                                                           ----------
                                                               95,348
                                                           ----------
          TOTAL LIABILITIES AND STOCKHOLDERS? EQUITY       $  759,512
                                                           ==========

See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
                              (UNAUDITED)

                                                 2006         2005
                                              ----------   ----------
SALES
  Equipment & installation                    $  207,443   $  101,083
  Monitoring                                      63,120       44,965
  Services                                        36,935       17,898
                                              ----------   ----------
                                                 307,498      163,946
                                              ----------   ----------
COST OF SALES
  Equipment & installation                        52,025       22,482
  Monitoring                                       8,422        5,604
  Labor                                           72,671       35,872
  Subcontracted labor                              3,660        5,325
                                              ----------   ----------
                                                 136,778       69,283
                                              ----------   ----------
GROSS PROFIT                                     170,720       94,663
                                              ----------   ----------

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                      173,344      113,791
Depreciation expense                               2,020        1,453
                                              ----------   ----------
                                                 175,364      115,244
                                              ----------   ----------

INCOME (LOSS) FROM OPERATIONS                     (4,644)      (20,581)
                                              ----------   ----------

OTHER INCOME (EXPENSE):
  Other income                                       372            -
  Interest expense                                (2,842)      (2,715)
                                              ----------   ----------
                                                  (2,470)      (2,715)
                                              ----------   ----------
Net (loss) before income taxes                    (7,114)     (23,296)
(Provision) credit for income taxes                2,643            -
                                              ----------   ----------
NET INCOME (LOSS)                              $  (4,471)  $  (23,296)
                                               =========   ==========
Basic and diluted income (loss)
  per common share                             $   (0.00)  $    (0.00)
                                               =========   ==========
Basic and diluted - weighted average shares
 outstanding                                   2,350,000    2,350,000
                                               =========    =========

See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2006 and 2005
                              (UNAUDITED)

                                                 2006         2005
                                              ----------   ----------
Cash flows from operating activities:
  Net (loss)                                  $   (4,471)  $  (23,296)
                                              ----------   ----------

 Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                    5,929        1,453
 Changes in current assets and current
  liabilities:
  Decrease(increase) in accounts receivable      (60,992)      18,410
  Decrease(increase) in inventory                  6,105       (2,369)
  Increase in prepaid expenses
   and other current assets                          331        2,001
  Increase in deferred tax asset                  (2,643)           -
  Increase in accounts payable                    17,205        2,909
  Decrease(increase) in accrued expenses           4,296       (4,016)
  Increase in deferred revenue                     4,655        4,328
  Increase in retainage payable                      407        1,278
  Increase in income tax refund                        -       (1,425)
                                                  ------       ------
 Total adjustments                               (24,707)      22,569
                                                 -------       ------
 Net cash used in operating activities           (29,178)        (727)
                                                  ------       ------
Cash flows from investing activities:
  Acquisition of property and equipment           (2,469)           -
  Acquisition of contracts                        (4,076)      (7,785)
                                              ----------   ----------
    Net cash (used in) investing activities       (6,545)      (7,785)
                                              ----------   ----------
Cash flows from financing activities:
  Proceeds from related party loans               15,000            -
  Repayments on line of credit                    (1,183)           -
  Proceeds from shareholder deposits             310,640            -
                                              ----------   ----------
    Net cash provided by financing activities    324,457            -
                                              ----------   ----------

INCREASE(DECREASE) IN CASH                       288,734       (8,512)

CASH, BEGINNING OF PERIOD                        146,058      112,192
                                              ----------   ----------
CASH, END OF PERIOD                           $  434,792   $  103,680
                                              ==========   ==========

Supplemental cash flow information:
  Cash paid for interest                      $      864   $      737
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $        -
                                              ==========   ==========

Cash shown on the accompanying balance
  Sheet as follows:
                                                 2006
                                                ------
  Cash                                        $   72,840
  Cash-restricted                                361,952
                                              ----------
                                              $  434,792
                                              ==========






See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006
                              (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (?SEC?). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Proguard Acquisition Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the December 31, 2005 and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2.  RESTRICTED CASH

At March 31, 2006, the Company reflected $361,952 as restricted cash on the accompanying balance sheet. The cash was received by the Company from prospective shareholders.

NOTE 3.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006 and 2005, the Company paid affiliated entities $5,290 and $14,000 respectively for rent, office expenses, and consulting fees.

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

In March 2004, an additional $50,000 was advanced to the Company by the
related entity.   This note was convertible into 150,000 shares of the
Company?s common stock at the holder?s option at any time prior to the maturity date. On January 31, 2005, CSII opted not to convert the promissory note into common stock of the Company. The note bears interest at 8 percent per annum payable quarterly and is due March 15, 2006. This note has been extended to March 15, 2007.

During the year ended December 31, 2005, an entity related to the Company advanced $20,000 to the Company as evidenced by a note bearing interest at 8 percent per annum until maturity. The principal and interest are due and payable on demand.

During the three months ended March 31, 2006, an entity related to the Company advanced $15,000 to the Company as evidenced by a note bearing interest at 8 percent per annum until maturity. The principal and interest are due and payable on demand.

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

We received an aggregate of $63,120 for monitoring accounts during the three months ended March 31, 2006. This amount may be reduced if any of the customers cancel their existing contracts. We continue to grow our account base through purchases and in-house sales. Increases in our account base have exceeded customer cancellations to date. As of March 31, 2006, our customer account base has increased to $593 accounts, averaging approximately 15 new accounts per month with only an average of 1 cancellation per month. However, a large number of cancellations would have a negative impact on future results of operations and liquidity.

Financing Activities.
---------------------
For the three months ended March 31, 2006, we received $15,000 from related party loans. For that same period, we made repayments of the line of credit of $1,183. For the three months ended March 31, 2006, we received proceeds from the sale of our stock of $310,640. As a result, we had net cash provided by financing activities of $324,457 for the three months ended March 31, 2006. Comparatively, for the three months ended March 31, 2005, we did not pursue any financing activities.

Investing Activities.
---------------------
During the three months ended March 31, 2006, we purchased property and equipment valued at $2,469. During the three months ended March 31, 2006, we purchased additional security monitoring contracts from third parties for $4,076. Absent cancellations, we will receive approximately $170 in monthly fees from these contracts.

Comparatively, during the three months ended March 31, 2005, we purchased additional security monitoring contracts from third parties for $7,785. Absent cancellations, we will receive approximately $375 in monthly fees from these contracts.

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

The three months ended March 31, 2006 compared to three months ended March 31, 2005.
----------------------------------------------------------------------
Our sales increased significantly for the three ended March 31, 2006 from $163,946 for the three months ended March 31, 2005 to $307,498 for the three months ended March 31, 2006, due to increased operations and the purchase of the security monitoring contracts. Revenues were earned through the sale of services, equipment, as well as installation fees and monitoring fees.

Our sales for the three months ended March 31, 2006 increased significantly over the three months ended March 31, 2005 in the following areas and for the following reasons:

Equipment and Installation revenue increased $106,360 or 105.2%.
   -   Builders business added to installation revenue;
   - Labor prices were increased from $65.00 to $78.00 per hour (20%) and accepted. This labor rate remains still below our competition;
A heavy marketing campaign for system upgrades and conversion was conducted;
   - Hybrid wireless systems allowed installations to meet insurance requirements without having to destroy homes; and
   -   Actual installs increased.



Monitoring recurring revenue increased by $18,155 or 40.4%.
   -   Our customer base increased;
   - Monthly recurring revenue per account increased due to other services (open/close reports, service contracts, key holder service, cell radio back-up, etc.), being sold;
   - Strong increase in commercial fire and business accounts increased monthly monitoring rate average;
   - Real estate brokers and property managers began transferring bulk accounts to our company; and
   -   Local company/local service theme began to take root.

Service revenue increased $19,037 or 106.4%.
   -   Hourly service rate was increased by $13.00;
   -   Free service calls were reduced;
   - Service call labor was reduced through better routing and efficiency; and
   - Marketing campaign for free system inspections produced major service revenue for upgrade and change out of defective equipment found and documented.

Our selling, general and administrative expenses increased $59,553 or 52.34% for the three months ended March 31, 2006 compared to March 31, 2005 primarily due to costs associated with increased operations.

As our business increases, we expect our cost of sales to increase due to the increased amount of labor necessary to install and monitor the security systems. However, we do not expect to significantly increase the number of employees until we expand. We will continue to try to minimize our costs by issuing common shares for services where possible.

Item 3. Controls and Procedures

The chief executive officer/chief financial officer of Proguard Acquisition has made an evaluation of the disclosure controls and procedures relating to the financial statements of Proguard Acquisition for the three months ended March 31, 2006 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of March 31, 2006 (the evaluation date).

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

Dated:  May 11, 2006

Proguard Acquisition Corp.

By  /s/ Frank Bauer
    ------------------------
    Frank Bauer
    President and Director