Form 10QSB
period 2006-06-30
Proguard Acquisition CORP
filed 2006-08-14
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2006

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, June 30, 2006: Common Stock - 2,710,400

 PART I -- FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements                    Page
                                                               ----

Consolidated Balance Sheet,
   June 30, 2006(unaudited)                                      3
Consolidated Statements of Operations for the
   Three months ended June 30, 2006 and 2005
   (unaudited) and for the Six months ended
   June 30, 2006 and 2005
   (unaudited)                                                  4-5
Consolidated Statements of Cash Flows for the
   Six months ended June 30, 2006
   and 2005 (unaudited)                                          6
Notes to consolidated financial statements                      7-8

Item 2.   Management?s Discussion and
           Analysis or Plan of Operation                        9-11

Item 3.   Controls and Procedures                              11-12

PART II ? OTHER INFORMATION

Item 1.   Legal Proceedings                                     12

Item 2.  Unregistered Sales of Equity Securities
           and Use of Proceeds                                  12

Item 3.   Default Upon Senior Securities                        12

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     12

Item 5.   Other Information                                     12

Item 6.   Exhibits                                              12

Signatures                                                      13

                      PROGUARD ACQUISITION CORP.
                      CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2006
                              (UNAUDITED)

                                ASSETS
Current assets:
  Cash                                                     $  319,626
  Marketable securities                                        39,281
  Accounts receivable, net of allowance for doubtful
   accounts of $7,854                                         200,056
  Inventory                                                    52,592
  Prepaid expenses                                              3,350
  Note receivable                                               1,500
                                                           ----------
    Total Current Assets                                      616,405

PROPERTY AND EQUIPMENT, net of accumulated depreciation       169,885

PURCHASED CONTRACTS, net of accumulated amortization           56,356
DEFERRED TAX ASSET                                             10,633
                                                           ----------
         TOTAL ASSETS                                      $  853,279
                                                           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable, related party                             $  100,000
  Obligations under capitalized leases                         40,705
  Accounts payable                                             16,383
  Accrued expenses                                             39,146
  Deferred revenue                                             70,656
  Retainage payable                                             3,704
                                                           ----------
    Total Current Liabilities                                 270,594

Long-term liabilities:
  Obligations under capitalized leases                        118,842
                                                           ----------
    Total liabilities                                         389,436
                                                           ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 2,710,400 shares issued and outstanding       2,710
  Additional paid-in capital                                  513,479
  Accumulated deficit                                         (52,346)
                                                           ----------
                                                              463,843
                                                           ----------
          TOTAL LIABILITIES AND STOCKHOLDERS? EQUITY       $  853,279
                                                           ==========

See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                              (UNAUDITED)

                                                 2006             2005
                                              ----------       ----------
SALES
  Equipment & Installation                    $  252,926      $  159,036
  Monitoring                                      69,405          43,636
  Services                                        32,180          16,501
                                              ----------      ----------
                                                 354,511         219,173
                                              ----------      ----------
COST OF SALES
  Equipment & Installation                        40,850          30,326
  Monitoring                                       8,803           6,441
  Labor                                           69,379          38,519
  Subcontracted labor                             31,467          15,451
                                              ----------      ----------
                                                 150,499          90,737
                                              -----------     ----------
GROSS PROFIT                                     204,012         128,436
                                              ----------      ----------

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                      191,411         121,446
DEPRECIATION EXPENSE                              10,023           1,478
                                              ----------
                                                 201,434         122,924
                                              ----------      ----------
INCOME FROM OPERATIONS                             2,578           5,512
                                              ----------      ----------
OTHER INCOME (EXPENSE):
  Interest income                                  3,627               -
  Interest expense                                (3,494)         (3,010)
  Other                                            1,509
                                              ----------      ----------
                                                   1,642          (3,010)
                                              ----------      ----------
Income before benefit for income taxes             4,220           2,502
Benefit for income taxes                           2,286               -
                                              ----------      ----------
NET INCOME                                    $    6,506      $    2,502
                                              ==========      ==========
Basic and diluted income per common share     $     0.00      $     0.00
                                              ==========      ==========
Weighted average number of common shares and
  common equivalent shares
    Basic                                      2,442,102       2,350,000
                                              ==========     ===========
    Diluted                                    2,534,200       2,350,000
                                              ==========      ==========

See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                              (UNAUDITED)

                                                 2006          2005
                                              ----------    ----------
SALES
  Equipment & Installation                    $  460,369   $  260,118
  Monitoring                                     132,524       88,601
  Services                                        69,115       33,941
                                              ----------   ----------
                                                 662,008      382,660
                                              ----------   ----------
COST OF SALES
  Equipment & Installation                        92,875       52,808
  Monitoring                                      17,225       12,044
  Labor                                          142,051       71,444
  Subcontracted labor                             35,126       20,776
                                              ----------   ----------
                                                 287,277      157,072
                                              ----------   ----------
GROSS PROFIT                                     374,731      225,588
                                              ----------   ----------
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                      364,648      242,729
DEPRECIATION EXPENSE                              12,042        2,930
                                              ----------   ----------
                                                 376,690      245,659
                                              ----------   ----------
LOSS FROM OPERATIONS                              (1,959)     (20,071)
                                              ----------   ----------
OTHER INCOME (EXPENSE):
  Interest income                                  3,627            -
  Interest expense                                (6,511)      (5,725)
  Other income                                     1,949            -
                                              ----------   ----------
                                                    (935)      (5,725)
                                              ----------   ----------
Loss before benefit for income taxes              (2,894)     (25,796)
Benefit for income taxes                           4,929            -
                                              ----------   ----------
NET INCOME (LOSS)                             $    2,035      (25,796)
                                              ==========   ==========

Basic and diluted income per common share     $     0.00   $     0.00
                                              ==========   ==========
Weighted average number of common shares and
  common equivalent shares
    Basic                                      2,576,992    2,350,000
                                              ==========   ==========
    Diluted                                    2,803,985    2,350,000
                                              ==========   ==========

See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                              (UNAUDITED)

                                                 2006         2005
                                              ----------   ----------
Cash flows from operating activities:
  Net Income (loss)                             $  2,035      (25,796)
                                              ----------    ---------
Adjustments to reconcile net income(loss)
  to net cash used in
  Operating activities:
  Increase in allowance for doubtful accounts     (3,715)           -
  Depreciation and amortization                   19,998       10,211
  Gain on sale of assets                          (1,724)           -
Changes in assets and current
   liabilities:
 (Increase) in accounts receivable               (72,438)     (46,043)
  Decrease(increase) in inventory                  3,035      (13,253)
  Decrease in prepaid expenses
    and other current assets                          22          745
  Increase in deferred tax asset                  (4,929)           -
 (Decrease) in accounts payable                   (1,058)     (30,917)
 (Decrease)increase in accrued expenses          (13,887)      36,077
 (Increase) in deferred revenue                    6,885       45,734
  Increase(decrease) in retainage payable         (3,847)       2,066
 (Increase) in income tax refund                       -       (1,425)
 (Increase) in note receivable                    (1,500)           -
                                             -----------   ----------
Total adjustments                                (73,158)       3,195
                                             -----------   ----------
    Net cash used in operating activities        (71,123)     (22,601)
                                             -----------   ----------
Cash flows from investing activities:
  Acquisition of property and equipment           (2,983)        (500)
  Acquisition of contracts                        (9,235)     (19,651)
  Proceeds from sale of assets                     5,550            -
  Purchase of marketable securities              (39,281)           -
                                             -----------   ----------
    Net cash used in investing activities        (45,949)     (20,151)
                                             -----------   ----------
Cash flows from financing activities:
  Proceeds from related party loans               15,000            -
  Proceeds from sale of common stock             310,640            -
  Repayments on related party loans              (35,000)           -
                                             -----------   ----------
    Net cash provided by financing activities    290,640            -
                                             -----------   ----------
INCREASE(DECREASE) IN CASH                       173,568      (42,752)
CASH, BEGINNING OF PERIOD                        146,058      112,192
                                              ---------     ---------
CASH, END OF PERIOD                           $  319,626       69,440
                                              ==========    =========

Supplemental cash flow information:
  Cash paid for interest                     $     5,625   $    5,725
                                             ===========   ==========
  Cash paid for income taxes                 $        -             -
                                             ==========    ==========

Supplemental schedule of noncash investing
    activity:
  Property and equipment acquired through
    Financing                                $  159,547    $        -
                                             ==========    ==========





See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2006
                              (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (?SEC?). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Proguard Acquisition Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the December 31, 2005 financial statements and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2.  MARKETABLE SECURITIES.

Marketable securities consists of readily tradable mutual funds purchased at a total cost of $39,496. The market value at June 30, 2006 was $39,281.

NOTE 3.  INVENTORY

The Company?s inventory consists of finished goods and supplies and is valued at the lower of cost or market using the first-in, first-out method.

NOTE 4.  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006 and 2005, the Company paid affiliated entities $21,790 and $27,750 respectively for rent, office expenses, and consulting fees.

During the three months ended June 30, 2006 and 2005, the Company paid affiliated entities $16,500 and $13,750 for rent, office expenses and consulting fees.

During the year ended December 31, 2003, an entity related to the Company advanced $50,000 in cash to the Company as evidenced by a note. This note was convertible into 150,000 shares of the Company?s common stock at the holder?s option at any time prior to the maturity date of

January 31, 2005. The note bears interest at 8 percent per annum payable quarterly. During the three months ended March 31, 2005, the Company entered into a new note agreement that eliminates the conversion feature and extends the maturity date to January 31, 2007.

In March 2004, an additional $50,000 was advanced to the Company by the related entity. This note was convertible into 150,000 shares of the Company?s common stock at the holder?s option at any time prior to the maturity date. On January 31, 2005, the holder eliminated the option to convert the promissory note into common stock of the Company. The term of the note bears interest at 8 percent per annum payable quarterly and was originally due March 15, 2006. The term of the note has been extended to March 15, 2007.

During the three months ended June 30, 2006, an entity related to the company advanced $15,000 to the Company as evidenced by a note bearing interest at 8 percent per annum until maturity. The principal and interest are due and payable on demand. This note was repaid as of June 30, 2006.

Note 5.  Stockholders? Equity

On March 9, 2006, the Company successfully completed its public offering. In conjunction therewith, the company issued 360,400 shares of its common stock and warrants to purchase 360,400 shares of common stock at a price of $1.75 per share for consideration of $360,400 that was previously held as deposits by the Company.

Note 6.  Subsequent Event.

As of June 30, 2006, no warrants were exercised. As of August 9, 2006, warrants to purchase 10,000 shares of common stock were exercised. Accordingly, the company issued such shares in exchange for $17,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Effective July 1, 2004, Proguard Protection became a wholly owned subsidiary of Proguard Acquisition Corp. The outstanding shares of Proguard Protection, no par value common stock were canceled and Proguard Acquisition acquired 100 shares of the no par value common stock of Proguard Protection for $100 on July 1, 2004.

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

Critical Accounting Policies
----------------------------
The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company?s financial statements. The significant accounting policies of the Company are described in the notes to the unaudited consolidated financial statements included in this report and in the notes to the audited consolidated financial statements included in the Company?s 2005 Annual Report.

Certain accounting policies involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying value of assets and liabilities and the results of operations of the Company.

Trends and Uncertainties.
-------------------------
The demand for our products and services would be negatively affected by an increased adoption of non-response or verification-required policies by police departments as well as economic downturns.

We recorded revenue of $132,524 for monitoring accounts during the six months ended June 30, 2006 and $88,601 during the six months ended June 30, 2005. This amount may be reduced if any of the customers cancel their existing contracts. We continue to grow our account base through purchases of contracts and in-house sales. Increases in our account base have exceeded customer cancellations to date. As of June 30, 2006, our customer account base has increased to 636 accounts, averaging approximately 17 new accounts per month with an average of only three cancellations per month. However, a large number of cancellations could have a negative impact on future results of operations and liquidity.

Financing Activities.
---------------------
For the six months ended June 30, 2006, we received $15,000 from related party loans which was subsequently repaid. For that same period, we made additional repayments on related party loans in the amount of $35,000. For the six months ended June 30, 2006, we received deposits for the purchase of our common stock of $310,640. As a result, we had net cash provided by financing activities of $290,640 for the six months ended June 30, 2006. Comparatively, for the six months ended June 30, 2005, we did not pursue any financing activities.

Investing Activities.
---------------------
During the six months ended June 30, 2006, we acquired property and equipment at a cost of $162,530 of which $159,547 was financed under capital leases. During the six months ended June 30, 2006, we purchased additional security monitoring contracts from third parties for $9,235. Absent cancellations, we will receive approximately $170 in monthly fees from these contracts.

Comparatively, during the six months ended June 30, 2005, we purchased additional security monitoring contracts from third parties for $19,651. Absent cancellations, we receive approximately $375 in monthly fees from these contracts.

Results of Operations.
----------------------
Quarterly billings for monitoring are billed in advance. All of this billed revenue is deferred to the following quarter and recognized as it is earned.

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

The three and six months ended June 30, 2006 compared to three and six months ended June 30, 2005.
----------------------------------------------------------------------
Our sales increased significantly from $219,173 and $382,660 for the three and six months ended June 30, 2005 to $354,511 and $662,008 for the three and six months ended June 30, 2006, due to increased marketing efforts and the purchase of the security monitoring contracts. Revenues were earned through the sale of services, equipment, and installation fees and monitoring fees.

Our sales for the three and six months ended June 30, 2006 increased significantly over the three and six months ended June 30, 2005 in the following areas and for the following reasons:

Equipment and Installation fee increased $93,890 and $200,251 or 59.04% and 76.98%, respectively.
   -   Builders business added to installation revenue;
   - Labor prices were increased from $65.00 to $78.00 per hour (20%) and accepted. This labor rate remains still below our competition;
A heavy marketing campaign for system upgrades and conversion was conducted;
   - Hybrid wireless systems allowed installations to meet insurance requirements without having to install exposed wiring in customer?s home; and
   -   Actual installs increased.

Monitoring recurring revenue increased by $25,769 and $43,923 or 59.05% and 49.57%, respectively.
   -   Our customer base increased;
   - Monthly recurring revenue per account increased due to other services (open/close reports, service contracts, key holder service, cell radio back-up, etc.), being sold;
   - Strong increase in commercial fire and business accounts increased monthly monitoring rate average;
   - Real estate brokers and property managers began transferring bulk accounts to our company; and
   -   Local company/local service theme began to take root.

Service revenue increased $15,679 and $35,174 or 95.02% and 103.6%, respectively.
   -   Hourly service rate was increased by $13.00;
   -   Free service calls were reduced;
   - Service call labor was reduced through better routing and efficiency; and
   - Marketing campaign for free system inspections produced major service revenue for upgrade and change out of defective equipment found and documented.

Our selling, general and administrative expenses increased $69,965 and $121,919 or 57.61% and 50.23%, respectively for the three and six months ended June 30, 2006 compared to June 30, 2005 primarily due to costs associated with increased operations.

As our business increases, we expect our cost of sales to increase due to the increased amount of labor necessary to install and monitor the security systems. However, we do not expect to significantly increase the number of employees until we expand. We will continue to try to minimize our costs by issuing common shares for services where possible.


Item 3. Controls and Procedures

The chief executive officer/chief financial officer of Proguard Acquisition has made an evaluation of the disclosure controls and procedures relating to the financial statements of Proguard Acquisition for the six months ended June 30, 2006 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of June 30, 2006 (the evaluation date).

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

Dated:  August 14, 2006

Proguard Acquisition Corp.

By  /s/ Frank Bauer
    ------------------------
    Frank Bauer
    President and Director