Form 10QSB
period 2006-09-30
Proguard Acquisition CORP
filed 2006-11-13
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2006

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-123910


        Proguard Acquisition Corp.
--------------------------------------------
   (Exact name of registrant as specified in its charter)


   FLORIDA                      33-1093761
--------------------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification Number)
of incorporation or organization

3040 E. Commercial Blvd.
Ft. Lauderdale, FL                             33308
-----------------------------------------------------
     (Address of principal executive offices, Zip Code)

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, September 30, 2006: Common Stock - 2,770,400

 PART I -- FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements                    Page
                                                               ----

Consolidated Balance Sheet,
   September 30, 2006(unaudited)                                 3
Consolidated Statements of Operations for the
   three months ended September 30, 2006 and 2005
   (unaudited) and for the nine months ended
   September 30, 2006 and 2005
   (unaudited)                                                  4-5
Consolidated Statements of Cash Flows for the
   nine months ended September 30, 2006
   and 2005 (unaudited)                                          6
Notes to unaudited consolidated financial statements            7-8

Item 2.   Management?s Discussion and
           Analysis or Plan of Operation                        9-11

Item 3.   Controls and Procedures                              11-12

PART II ? OTHER INFORMATION

Item 1.   Legal Proceedings                                     12

Item 2.  Unregistered Sales of Equity Securities
           and Use of Proceeds                                  12

Item 3.   Default Upon Senior Securities                        12

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     12

Item 5.   Other Information                                     12

Item 6.   Exhibits                                              12

Signatures                                                      13

                      PROGUARD ACQUISITION CORP.
                      CONSOLIDATED BALANCE SHEET
                            SEPTEMBER 30, 2006
                              (UNAUDITED)

                                ASSETS
Current assets:
  Cash                                                     $  319,058
  Due from shareholders                                        17,500
                                                           ----------
    Total Current Assets                                      336,558

Assets of Discontinued Operations                             561,532
Deferred Tax Asset                                             19,046
                                                           ----------
         TOTAL ASSETS                                      $  917,136
                                                           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities of discontinued operations                     $  374,858
                                                           ----------

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 2,770,400 shares issued and outstanding       2,770
  Additional paid-in capital                                  618,418
  Accumulated deficit                                         (78,910)
                                                           ----------
                                                              542,278
                                                           ----------
          TOTAL LIABILITIES AND STOCKHOLDERS? EQUITY       $  917,136
                                                           ==========

See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                              (UNAUDITED)

                                                 2006             2005
                                              ----------       ----------
INTEREST INCOME                                $  2,825         $       -
                                               --------         ---------
                                                  2,825                 -

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                      46,228            15,884
                                               --------         ---------
LOSS FROM CONTINUING OPERATIONS                 (43,403)          (15,884)

DISCONTINUED OPERATIONS:
  Income from discontinued operations             6,646            58,013
                                               --------         ---------
INCOME (LOSS) BEFORE TAX BENEFITS               (36,757)           42,129
INCOME TAX BENEFIT                                8,413            13,526
                                               --------         ---------
Net income (loss)                              $(28,344)        $  55,655
                                               ========         =========

Net income (loss) per common share:
Basic and diluted income (loss)
  per common share                             $  (0.01)        $    0.02
                                               ========         =========
Weighted average number of common shares and
  common equivalent shares
    Basic                                      2,729,041        2,350,000
                                               =========        =========
    Diluted                                    2,729,041        2,350,000
                                               =========        =========

See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                              (UNAUDITED)

                                                 2006             2005
                                              ----------        ----------
INTEREST INCOME                               $   6,291         $       -
                                              ---------         ---------
                                                  6,291                 -
                                              ---------         ---------

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                     125,595            63,997
INTEREST EXPENSE                                    886                 -
                                              ---------         ---------
                                               (126,481)          (63,997)
                                              ---------         ---------
LOSS FROM CONTINUING OPERATIONS                (120,190)          (63,997)
DISCONTINUED OPERATIONS:
  Income from discontinued operations            82,319            78,407
                                              ---------         ---------
INCOME (LOSS) BEFORE TAX BENEFITS               (37,871)           14,410
INCOME TAX BENEFIT                               13,342            13,526
                                              ---------         ---------
Net income (loss)                             $ (24,529)        $  27,936
                                              =========         =========

Net income (loss) per common share:
Basic and diluted income (loss)
  per common share                            $   (0.01)        $    0.01
                                              =========         =========
Weighted average number of common shares and
  common equivalent shares
    Basic                                      2,628,232        2,350,000
                                               =========        =========
    Diluted                                    2,628,232        2,350,000
                                               =========        =========


See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                              (UNAUDITED)

                                                 2006          2005
                                              ----------    ----------
Cash flows from operating activities:
  (Loss) from continuing operations            $(120,190)   $ (63,997)
                                               ---------    ---------
Adjustments to reconcile net income(loss)
  to net cash used in
Operating activities:
 (Increase) due from shareholders                (17,500)           -
  Income from discontinued operations             82,319       78,407
  Changes in discontinued assets and
    Liabilities from operations:
      (Increase) in assets of discontinued
        operations                              (216,114)     (98,664)
      (Increase) in liabilities of discontinued
        operations                                61,713       20,257
                                              ----------    ---------
Total adjustments                                (89,582)           0
                                              ----------    ---------
    Net cash (used in) operating activities     (209,772)     (63,997)
                                              ----------    ---------
Cash flows from investing activities                   -            -
                                              ----------   ----------
    Net cash used in investing activities              -            -
                                              ----------   ----------
Cash flows from financing activities:
   Proceeds from sales of common stock           361,989            -
   Proceeds from exercise of warrants            105,000
                                              ----------   ----------
    Net cash provided by financing activities    466,989            -
                                              ----------   ----------
    Net increase (decrease) in cash and
      cash equivalents                           257,217      (63,997)

Cash and cash equivalents, beginning of period    61,841       74,117
                                              ----------    ---------
Cash and cash equivalents, end of period      $  319,058    $  10,120
                                              ==========    =========
Supplemental disclosure:
   Cash paid during the period for:
   Interest:                                  $       -     $       -
                                              =========     =========

Supplemental cash flow information:
  Cash paid for interest                     $    9,262    $    8,634
                                             ==========    ==========
  Cash paid for income taxes                 $        -             -
                                             ==========    ==========

Supplemental schedule of noncash investing
   Activity:
  Property and equipment acquired through
    Financing                                $ 159,547     $        -
                                             =========     ==========

See accompanying notes to the unaudited consolidated financial statements.

                      PROGUARD ACQUISITION CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2006
                              (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (?SEC?). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Proguard Acquisition Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the December 31, 2005 financial statements and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006 and 2005, the Company paid affiliated entities $38,750 and $33,000 respectively for rent, office expenses, and consulting fees.

During the three months ended September 30, 2006 and 2005, the Company paid affiliated entities $17,000 and $5,250 for rent, office expenses and consulting fees.

Note 3.  Stockholders? Equity

(a) On March 9, 2006, the Company successfully completed its public offering. In conjunction therewith, the company issued 360,400 shares of its common stock and warrants to purchase 360,400 shares of common stock at a price of $1.75 per share for consideration of $360,400 that was previously held as deposits by the Company.

(b) During the quarter ended September 30, 2006, 60,000 warrants were exercised at a price of $1.75 per warrant and converted into 60,000 shares of common stock for a total price of $105,000. Of this amount, $17,500 was collected on October 12, 2006 and accordingly, shown on the accompanying balance sheet as ?due from shareholders?.

Note 4.  Assets and Liabilities of Discontinued Operations

Pursuant to common stock purchase and sale agreement entered into on October 2, 2006, Proguard Acquisition terminated its material operations. (see related Note 5) Accordingly, all of the assets and liabilities of the subsidiary have been reclassified as discontinued operations.

Major Assets of Discontinued Operations:

                           Cash                                      $  34,634
                           Marketable Securities                        59,902
                           Accounts receivable, net                    177,047
                           Inventory                                    52,727
                           Property and equipment, net                 161,541
                           Customer contracts                           68,753
                           Other                                         6,928
                                                                     ---------
                                                                     $ 561,532
                                                                     =========

Major Liabilities of Discontinued Operations:

                           Note payable ? related party              $ 100,000
                           Obligations under capital leases            139,875
                           Accounts payable                             33,458
                           Accrued expenses                             18,516
                           Deferred revenue                             77,601
                           Retainage payable                             5,408
                                                                     ---------
                                                                     $ 374,858
                                                                     =========

The note payable to the related party in the amount of $100,000 was paid subsequent to the end of the period.

Note 5.  Post Balance Sheet Events

On October 2, 2006, Proguard Acquisition entered into a Common Stock Purchase and Sale Agreement with Corrections Systems International, Inc., a privately held Florida corporation in which CSII agreed to purchase and Proguard Acquisition agreed to sell all of the issued and outstanding common stock of its wholly-owned subsidiary, Proguard Protection Services, Inc. The purchase and sale transaction was completed on October 4, 2006 with the sale, transfer and conveyance of all of the issued and outstanding Proguard Protection capital stock to CSII in exchange for cash in the amount of $250,000. With completion of the purchase and sale transaction, Proguard Acquisition terminated its material operations in exchange for the cash purchase price.

Accordingly, all the assets, liabilities and operations of the subsidiary have been reclassified as discontinued operations.

CSII, in this disposition of assets transaction, is related to Proguard Acquisition in that Proguard Acquisition?s President and Director, Mr. Frank Bauer, is also a Vice President and Director of the Purchaser, CSII. In addition, Mr. Norman Becker is the president of CSII, a member of CSII?s board of directors and is also a vice president and director of Proguard Acquisition. Neither Mr. Becker nor Mr. Bauer received any direct or indirect renumeration or compensation in the disposition of its wholly-owned subsidiary, Proguard Protection, through purchase and sale of all of its capital stock to CSII.

In addition to the cross-relationship of the officers and directors, Messrs. Becker and Bauer, to Proguard Acquisition and CSII in this transaction, CSII has been a long-term loan creditor of Proguard Protection, holding, prior to the purchase and sale transaction, an interest-only loan obligation of Proguard Protection in the unpaid principal amount of $100,000. At completion of the subsidiary purchase and sale transaction, the loan obligation of Proguard Protection to CSII was current. Following closing of the transaction on October 4, 2006, Proguard Protection?s loan obligation to CSII was repaid.

Item 2.  Management?s Discussion and Analysis of Financial Condition.

Financing Activities.
---------------------
For the nine months ended September 30, 2006, Proguard Acquisition received $466,989 from the proceeds from sales of our common stock and the ex. As a result, Proguard Acquisition had net cash provided by financing activities of $466,989 for the nine months ended September 30, 2006. Comparatively, for the nine months ended September 30, 2005, Proguard Acquisition did not pursue any financing activities.

Investing Activities.
---------------------
For the nine months ended September 30, 2006 and 2005, Proguard
Acquisition did not pursue any investing activities.

Critical Accounting Policies.
-----------------------------
Proguard Acquisition has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of Proguard Acquisition?s financial statements. The significant accounting policies of Proguard Acquisition are described in the notes to the unaudited consolidated financial statements included in this report and in the notes to the audited consolidated financial statements included in Proguard Acquisition?s 2005 Annual Report.

Certain accounting policies involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The estimates and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying value of assets and liabilities and the results of operations of Proguard Acquisition.

Results of Operations.
----------------------

The three and nine months ended September 30, 2006 compared to three and nine months ended September 30, 2005.
----------------------------------------------------------------------
For the three months ended September 30, 2006, Proguard Acquisition had interest income of $2,825 and selling, general and administrative expenses of $46,228 resulting in a loss of continuing operations of $(43,403). Additionally, Proguard Acquisition had income from discontinued operations of $6,646 for the three months ended September 30, 2006 and net loss of $(28,344).

Comparatively, for the three months ended September 30, 2005, Proguard Acquisition had no income and selling, general and administrative expenses of $15,884 resulting in a loss for continuing operations of $(15,884). Additionally, Proguard Acquisition had income from discontinued operations of $58,013 for the three months ended September 30, 2005 and net income of $55,655.

For the nine months ended September 30, 2006, Proguard Acquisition had interest income of $6,291 and selling, general and administrative expenses of $125,595 resulting in a loss of continuing operations of $(120,190). Additionally, Proguard Acquisition had income from discontinued operations of $82,319 for the nine months ended September 30, 2006 and net loss of $(24,529).

Comparatively, for the nine months ended September 30, 2005, Proguard Acquisition had no income and selling, general and administrative expenses of $63,998 resulting in a loss for continuing operations of

$(63,998). Additionally, Proguard Acquisition had income from discontinued operations of $78,407 for the nine months ended September 30, 2005 and net income of $27,935.

Item 3. Controls and Procedures

The chief executive officer/chief financial officer of Proguard Acquisition has made an evaluation of the disclosure controls and procedures relating to the financial statements of Proguard Acquisition for the Nine months ended September 30, 2006 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of September 30, 2006 (the evaluation date).

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

Dated:  November 13, 2006

Proguard Acquisition Corp.

By  /s/ Frank Bauer
    ------------------------
    Frank Bauer
    President and Director