Form 10QSB/A
period 2006-09-30
Proguard Acquisition CORP
filed 2006-11-16
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Amendment 1 to
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2006

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-123910


        Proguard Acquisition Corp.
--------------------------------------------
   (Exact name of registrant as specified in its charter)


   FLORIDA                                    33-1093761
--------------------------------------------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization          Identification Number)

3040 E. Commercial Blvd.
Ft. Lauderdale, FL                             33308
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

Item 2.  Management?s Discussion and Analysis of Financial Condition.

Financing Activities.
---------------------
For the nine months ended September 30, 2006, Proguard Acquisition received $466,989 from the proceeds from sales of our common stock and the exercise of warrants. As a result, Proguard Acquisition had net cash provided by financing activities of $466,989 for the nine months ended September 30, 2006. Comparatively, for the nine months ended September 30, 2005, Proguard Acquisition did not pursue any financing activities.

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

Dated:  November 15, 2006

Proguard Acquisition Corp.

By  /s/ Frank Bauer
    ------------------------
    Frank Bauer
    President and Director