Form 10QSB/A
period 2006-09-30
Proguard Acquisition CORP
filed 2006-11-29
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Amendment 2 to
FORM 10-QSB

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

Item 2.   Management's Discussion and
           Analysis or Plan of Operation                        9-11

Item 3.   Controls and Procedures                              11-12

PART II - OTHER INFORMATION

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

                      PROGUARD ACQUISITION CORP.
                      CONSOLIDATED BALANCE SHEET
                            SEPTEMBER 30, 2006
                              (UNAUDITED)

                                ASSETS
Current assets:
  Cash                                                     $  319,058
  Due from shareholders                                        17,500
                                                           ----------
    Total Current Assets                                      336,558

Assets of Discontinued Operations                             561,532
Deferred Tax Asset                                             19,046
                                                           ----------
         TOTAL ASSETS                                      $  917,136
                                                           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities of discontinued operations                     $  374,858
                                                           ----------

Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 2,770,400 shares issued and outstanding       2,770
  Additional paid-in capital                                  618,418
  Accumulated deficit                                         (78,910)
                                                           ----------
                                                              542,278
                                                           ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  917,136
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

                      PROGUARD ACQUISITION CORP.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2006
                              (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. The consolidated financial statements include the accounts of Proguard Acquisition Corporation and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the December 31, 2005 financial statements and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

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

Note 3.  Stockholders' Equity

(a) On March 9, 2006, the Company successfully completed its public offering. In conjunction therewith, the company issued 360,400 shares of its common stock and warrants to purchase 360,400 shares of common stock at a price of $1.75 per share for consideration of $360,400 that was previously held as deposits by the Company.

(b) During the quarter ended September 30, 2006, 60,000 warrants were exercised at a price of $1.75 per warrant and converted into 60,000 shares of common stock for a total price of $105,000. Of this amount, $17,500 was collected on October 12, 2006 and accordingly, shown on the accompanying balance sheet as "due from shareholders".

Note 4.  Assets and Liabilities of Discontinued Operations

Pursuant to common stock purchase and sale agreement entered into on October 2, 2006, Proguard Acquisition terminated its material operations. (see related Note 5) Accordingly, all of the assets and liabilities of the subsidiary have been reclassified as discontinued operations.

Major Assets of Discontinued Operations:

                           Cash                                      $  34,634
                           Marketable Securities                        59,902
                           Accounts receivable, net                    177,047
                           Inventory                                    52,727
                           Property and equipment, net                 161,541
                           Customer contracts                           68,753
                           Other                                         6,928
                                                                     ---------
                                                                     $ 561,532
                                                                     =========

Major Liabilities of Discontinued Operations:

                           Note payable - related party              $ 100,000
                           Obligations under capital leases            139,875
                           Accounts payable                             33,458
                           Accrued expenses                             18,516
                           Deferred revenue                             77,601
                           Retainage payable                             5,408
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

CSII, in this disposition of assets transaction, is related to Proguard Acquisition in that Proguard Acquisition's President and Director, Mr. Frank Bauer, is also a Vice President and Director of the Purchaser, CSII. In addition, Mr. Norman Becker is the president of CSII, a member of CSII's board of directors and is also a vice president and director of Proguard Acquisition. Neither Mr. Becker nor Mr. Bauer received any direct or indirect renumeration or compensation in the disposition of its wholly-owned subsidiary, Proguard Protection, through purchase and sale of all of its capital stock to CSII.

In addition to the cross-relationship of the officers and directors, Messrs. Becker and Bauer, to Proguard Acquisition and CSII in this transaction, CSII has been a long-term loan creditor of Proguard Protection, holding, prior to the purchase and sale transaction, an interest-only loan obligation of Proguard Protection in the unpaid principal amount of $100,000. At completion of the subsidiary purchase and sale transaction, the loan obligation of Proguard Protection to CSII was current. Following closing of the transaction on October 4, 2006, Proguard Protection's loan obligation to CSII was repaid.

Item 2.  Management's Discussion and Analysis of Financial Condition.

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

Critical Accounting Policies.
-----------------------------
Proguard Acquisition has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of Proguard Acquisition's financial statements. The significant accounting policies of Proguard Acquisition are described in the notes to the unaudited consolidated financial statements included in this report and in the notes to the audited consolidated financial statements included in Proguard Acquisition's 2005 Annual Report.

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

Dated:  November 29, 2006

Proguard Acquisition Corp.

By  /s/ Frank Bauer
    ------------------------
    Frank Bauer
    President and Director