Form 10KSB
period 2006-12-31
Proguard Acquisition CORP
filed 2007-02-23
CIK 1300662

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

 [X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the fiscal year ended:
                   12/31/06

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Proguard Acquisition's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether Proguard Acquisition is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes [x] No [ ]

Proguard Aquisition's revenues for its most recent fiscal year were $0.00. The market value of Proguard Aquisition's voting $.001 par value common stock held by non-affiliates of Proguard Aquisition was approximately $0.00.

The number of shares outstanding of Proguard Acquisition's only class of common stock, as of December 31, 2006 and January 31, 2007 was 2,770,400 shares and 2,781,050 shares of its $.001 par value common stock, respectively.

 No documents are incorporated into the text by reference.

Transitional Small Business Disclosure Format (check one)
 Yes                No     x
     --------          --------

                     PART I

ITEM 1.  BUSINESS

We are currently not conducting any business and have had no operating revenues since the sale of our wholly owned subsidiary.

Completion of Acquisition or Disposition of Assets

Prior to October 2, 2006, Proguard Acquisition, through our wholly owned subsidiary, Proguard Protection Services, Inc. provided professional protection to clients through installation and monitoring of fire, intrusion and environmental security systems. Proguard
Acquisition was incorporated in Florida in June 2004.

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

On October 2, 2006, we entered into a Common Stock Purchase and Sale Agreement with Corrections Systems International, Inc., a privately held Florida corporation in which CSII agreed to purchase and Proguard Acquisition agreed to sell all of the issued and outstanding common stock of its wholly-owned subsidiary, Proguard Protection Services, Inc. The purchase and sale transaction was completed on October 4, 2006 with the sale, transfer and conveyance of all of the issued and outstanding PPSI capital stock to CSII in exchange for cash in the amount of $250,000. With completion of the purchase and sale transaction, Proguard Acquisition terminated its material operations in exchange for the cash purchase price.

The Purchaser in this disposition of assets transaction, is related to Proguard Acquisition in that Proguard Acquisition's President and Director, Mr. Frank Bauer, is also a Vice President and Director of the Purchaser, CSII. In addition, Mr. Norman Becker is the President of CSII, a member of CSII's Board of Directors and is also a Vice President and Director of Proguard Acquisition. Neither Mr. Becker nor Mr. Bauer received any direct or indirect remuneration or compensation in Proguard Acquisition's disposition of its wholly-owned subsidiary, PPSI, through purchase and sale of all of its capital stock to CSII.

In addition to the cross-relationship of the officers and directors, Messrs. Becker and Bauer, to Proguard Acquisition and the Purchaser in this transaction, the Purchaser, CSII, has been a long-term loan creditor of the purchased subsidiary, holding, prior to the purchase and sale transaction, an interest-only loan obligation of PPSI in the unpaid principal amount of $100,000. At completion of the subsidiary purchase and sale transaction, the loan obligation of PPSI to the Purchaser, CSII, was current. Following closing of the transaction on October 4, 2006, the subsidiary's loan obligation to the Purchaser, CSII, was extinguished upon consolidation of CSII's financial accounting.

In determining the purchase price of the subsidiary, PPSI, to be paid by CSII and to be received by Proguard Acquisition, their respective managements considered the original purchase price paid by Proguard Acquisition to acquire PPSI in July of 2004, $100; the book value of the subsidiary at the time of the transaction; the outstanding unpaid principal loan amount owed by the subsidiary to the Purchaser and the circumstance that that unpaid loan obligation would be extinguished with completion of the purchase and sale transaction. Following consideration of all of those factors, the parties agreed to disposition, sale and purchase of the subsidiary for a purchase price amounting to book value plus an additional sum of approximately $100,000. Proguard Acquisition is informed that the source of funds used by the Purchaser, CSII, to acquire Proguard Acquisition's subsidiary was the Purchaser's working capital. No part of the consideration used was borrowed from a bank or otherwise.

EMPLOYEES
-----------

We presently have no full-time employees and no part-time employees.


ITEM 2.  PROPERTIES.

Our executive offices located at 3040 E. Commercial Boulevard, Fort Lauderdale, FL 33308 consist of 900 square feet and are orally leased from Financial Communications, Inc., an affiliated entity, at the rate of $1,750 per month on a month-to-month basis.


ITEM 3.   LEGAL PROCEEDINGS.

Proguard Acquisition management is aware of no pending or threatened litigation. During the fourth quarter of the fiscal year ended
December 31, 2006, Proguard Acquisition was not a party to any legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2006, no matters were submitted to a vote of Proguard Acquisition's security holders, through the solicitation of proxies.

                    PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information. Our common stock is not listed on any exchange or over the counter.

The approximate number of holders of record of Proguard Acquisition's $.001 par value common stock, as of December 31, 2006 and January 31, 2007 was 145 shareholders and 46 warrant holders.

Dividends. Holders of Proguard Acquisition's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on Proguard Acquisition's common stock have ever been paid, and Proguard Acquisition does not anticipate that dividends will be paid on its common stock in the foreseeable future.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective July 1, 2004, Proguard Protection became a wholly owned subsidiary of Proguard Acquisition. The outstanding shares of Proguard Protection, no par value common stock were canceled and Proguard
Acquisition acquired 100 shares of the no par value common stock of Proguard Protection for $100 on July 1, 2004.

On October 2, 2006, we entered into a Common Stock Purchase and Sale Agreement with Corrections Systems International, Inc., a privately held Florida corporation in which CSII agreed to purchase and Proguard Acquisition agreed to sell all of the issued and outstanding common stock of its wholly-owned subsidiary, Proguard Protection Services, Inc. The purchase and sale transaction was completed on October 4, 2006 with the sale, transfer and conveyance of all of the issued and outstanding PPSI capital stock to CSII in exchange for cash in the amount of $250,000. With completion of the purchase and sale transaction, Proguard Acquisition terminated its material operations in exchange for the cash purchase price.

Trends and Uncertainties. We are no longer conducting any material operations since the sale of our wholly owned subsidiary on October 4, 2006. We have not yet determined what operations, if any, we intend to pursue.

Financing Activities. For the year ended December 31, 2006, Proguard Acquisition received net proceeds from the sale of common stock of $361,989 and proceeds from the exercise of warrants of $105,000 resulting in net cash provided by financing activities of $466,989.

For the year ended December 31, 2005, Proguard Acquisition did not pursue any financing activities.

Investing Activities. For the year ended December 31, 2006 and 2005, Proguard Acquisition did not pursue any investing activities.

Results of Operations. For the years ended December 31, 2006 and 2005, we did not receive any revenues from continuing operations. We earned interest income of $10,747 for the year ended December 31, 2006 compared to $0 for the year ended December 31, 2005. We had a loss on the sale of subsidiary of $35,085 for the year ended December 31, 2006.

For the year ended December 31, 2006, we had a loss from continuing operations of ($190,141) compared to ($84,358) for the year ended
December 31, 2005.

Selling, general and administrative expenses for the year ended December 31, 2006 were $165,803 compared to $84,362 for the prior year. These expenses principally consisted of professional and consulting fees, office expense and interest. The increase in selling, general and administrative expenses was due to an increase in professional and consulting fees and office expense.

For the years ended December 31, 2006 and 2005, we had income from discontinued operations of $82,319 and $112,317, respectively.

As a result, we incurred a net loss of ($113,526) for the year ended December 31, 2006 compared to net income of $33,663 for the year ended December 31, 2005.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        PROGUARD ACQUISITION CORP.
                                Index to
                   Financial Statements

                                                              Page
                                                           ----------

Report of Independent Registered Public Accounting Firm           7

Balance Sheet at December 31, 2006                                8

Statements of Operations for the years ended
 December 31, 2006 and 2005                                       9

Statement of Changes in Stockholders' Equity
 for the years ended December 31, 2006 and 2005                  10

Statements of Cash Flows for the years ended
 December 31, 2006 and 2005                                      11

Notes to Financial Statements                                    12

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Proguard Acquisition Corp.
Ft. Lauderdale, Florida


We have audited the balance sheet of Proguard Acquisition Corp. as of December 31, 2006, and the accompanying related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proguard Acquisition Corp. as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
February 12, 2007                  Certified Public Accountants
Boca Raton, Florida

PROGUARD ACQUISITION CORP.
Balance Sheet
December 31, 2006

ASSETS

Current assets:
   Cash                                                     $  453,942
                                                            ----------
        Total current assets                                   453,942
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                            $    2,250
                                                            ----------
Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000 shares
        authorized, no shares issued or outstanding                  -
   Common stock, $0.001 par value, 50,000,000 shares
       authorized, 2,770,400 shares issued and outstanding       2,770
   Additional paid-in capital                                  616,829
   Accumulated deficit                                        (167,907)
                                                            ----------
                                                               451,692
                                                            ----------
                                                            $  453,942
                                                            ==========



See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS

                                              For the years ended
                                                 December 31,
                                            2006               2005
                                        ----------          ----------
Interest Income                         $   10,747          $        4
Loss on Sale of Subsidiary                 (35,085)                  -
                                        ----------          ----------
                                           (24,338)         $        4
Selling, general and administrative
  expenses                                 165,803              84,362
                                        ----------          ----------
LOSS FROM CONTINUING OPERATIONS           (190,141)            (84,358)
                                        ----------          ----------

DISCONTINUED OPERATIONS:
  Income from discontinued operations       82,319             112,317
                                        ----------          ----------

INCOME (LOSS) BEFORE (PROVISION) BENEFIT
  FOR INCOME TAXES                        (107,822)             27,959
(PROVISION) BENEFIT FOR INCOME TAXES        (5,704)              5,704
                                        ----------          ----------
NET INCOME (LOSS)                       $ (113,526)         $   33,663
                                        ==========          ==========

Net income (loss) per common share:
Basic and diluted income (loss)
  per common share                      $     (.04)         $      .01
                                        ==========          ==========
Weighted average number of common
  shares and common equivalent shares
     Basic                               2,664,066           2,350,000
                                        ==========          ==========
     Diluted                             2,664,066           2,350,000
                                        ==========          ==========

See accompanying notes to the financial statements.

                     PROGUARD ACQUISITION CORP.
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

                                       Common Stock  Additional
                                       ------------    Paid-in    Accumulated
                                    Shares    Amount   Capital     Deficit     Total
                                    ------    ------   -------     ---------   -----
Balance, December 31, 2004       2,350,000   $  2,350  $ 151,849  $ (88,044) $ 66,155

Net Income                              -          -          -      33,663    33,663
                                 ---------   --------  ---------  ---------  --------
Balance, December 31, 2005       2,350,000   $  2,350  $ 151,849  $ (54,381) $ 99,818
                                 ---------   --------  ---------  ---------  --------
Common shares issued for cash      360,400        360    360,040          -   360,400

Exercise of common stock
  Warrants                          60,000         60    104,940          -   105,000

Net (Loss)                               -          -          -   (113,526) (113,526)
                                 ---------   --------  ---------  ---------  --------
Balance, December 31, 2006       2,770,400   $  2,770  $ 616,829  $(167,907) $451,692
                                 =========   ========  =========  =========  ========

See accompanying notes to the financial statements.

                     PROGUARD ACQUISITION CORP.
                      STATEMENTS OF CASH FLOWS

                                                  For the years ended
                                                    December 31,
                                                2006            2005*
                                               ------          ------
Cash flows from operating activities:
 Net loss from continuing operations       $  (190,141)    $  ( 84,358)
                                           -----------     -----------
 Adjustments to reconcile net income(loss) to
  net cash (used in)
Operating activities:
  Increase in accounts payable                   2,250               -
  Income from discontinued operations           82,319         112,317
  Changes in discontinued assets and
    liabilities from operations:
      (Increase)decrease in assets of
         discontinued operations              400,278         (132,672)
       Increase(decrease) in liabilities
         of discontinued operations          (369,594)          92,437
       Provision for deferred taxes            (5,704)               -
       Decrease in deferred tax asset           5,704                -
                                           ----------       ----------
           Total adjustments to net loss      115,253           72,082
                                           ----------       ----------
  Net cash (used in) operating activities     (74,888)         (12,276)
                                           ----------       ----------
Cash flows from investing activities                -                -
                                           ----------       ----------
  Net cash used in investing activities             -                -
                                           ----------       ----------
Cash flows from financing activities:
 Proceeds from sale of common stock, net       361,989               -
 Proceeds from exercise of warrants            105,000               -
                                           -----------      ----------
  Net cash provided by financing
    activities                                 466,989               -
                                            ----------      ----------
  Net increase(decrease) in cash               392,101         (12,276)

Cash, beginning of year                         61,841          74,117
                                            ----------      ----------
Cash, end of year                           $  453,942      $   61,841
                                            ==========      ==========

Supplemental cash flow information:
  Cash paid for interest                    $    9,262      $   11,763
                                            ==========      ==========
  Cash paid for income taxes                $        -      $        -
                                            ==========      ==========
*restated for comparative purposes
See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

The accompanying financial statements present the accounts of Proguard Acquisition Corp. (the Company), formed in Florida in June 2004, and Proguard Protection Services, Inc. (Protection), a Colorado corporation and a previously wholly owned subsidiary of Proguard Acquisition Corp. until its sale on October 4, 2006. Proguard Protection was incorporated May 2000 under the laws of the State of Colorado.

Reclassifications.

Certain items in the December 31, 2005, financial statements have been reclassified to conform to current year presentation.

Cash and Cash Equivalents.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Net Income (Loss) Per Common Share.

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Income Taxes.

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Recent Accounting Pronouncements.

In February 2006, the FASB issued SFAS 155, which applies to certain "hybrid financial instruments," which are instruments that contain embedded derivatives. The new standard establishes a requirement to evaluate beneficial interests in securitized financial assets to determine if the interests represent freestanding derivatives or are hybrid financial instruments containing embedded derivatives requiring bifurcation. This new standard also permits an election for fair value remeasurement of any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation under SFAS 133. The fair value election can be applied on an instrument-by-instrument basis to existing instruments at the date of adoption and can be applied to new instruments on a prospective basis. The adoption of SFAS No. 155 did not have a material impact on the Company's financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156,"Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct 2write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB_ issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the time of adoption and the impact that adoption might have on its financial position or results of operations.


NOTE 2.  ACQUISITION AND SALE OF PROGUARD PROTECTION SERVICES, INC.

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

This acquisition of Protection, the accounting acquirer, by the Company a non-operating entity, is considered in substance a capital transaction by the issuance of 200,000 shares of common stock by Protection for the net assets of the Company which consisted of cash of $9,889 and accounts payable of $900 and was accounted for as a reverse acquisition. No goodwill or other intangible assets were recorded. On this basis, the historical financial statements, except share capital, as of and prior to the acquisition date represent the operations of Protection.

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

In addition to the cross-relationship of the officers and directors, Messrs. Becker and Bauer, to Proguard Acquisition and CSII in this transaction, CSII has been a long-term loan creditor of Proguard Protection, holding, prior to the purchase and sale transaction, an interest-only loan obligation of Proguard Protection in the unpaid principal amount of $100,000. At completion of the subsidiary purchase, and sale transaction, the loan obligation of Proguard Protection to the Purchaser, CSII, was current. Following closing of the transaction on October 4, 2006, the subsidiary's loan obligation to the Purchaser, CSII, was, or shortly will be, extinguished upon consolidation of CSII's financial accounting.


NOTE 3.  RELATED PARTY TRANSACTIONS

An entity related to the Company advanced $50,000 in cash to the Company as evidenced by a note. This note was convertible into 150,000 shares of the Company's common stock at the holder's option at any time prior to the maturity date. The note bore interest at 8% per annum payable quarterly and matured on January 31, 2005. During 2005, the Company entered into a new note agreement that eliminates the conversion feature and extended the maturity date to January 31, 2007. The note was repaid during the year ended December 31, 2006.

During the year ended December 31, 2005, an entity related to the Company advanced $20,000 to the Company as evidenced by a note bearing interest at 8% per annum until maturity. The principal and interest are due and payable on demand. The note was repaid during the year ended December 31, 2006.

During 2006 and 2005, the Company incurred interest expense to the related entity totaling $9,262 and $11,763, respectively.

During the year ended December 31, 2006 and 2005, the Company paid an affiliated entity $21,000 and $23,000, respectively, in rent, administration and taxes.


NOTE 4.  INCOME TAXES

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

The income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate to net income (loss) before income taxes for the years ended December 31, 2005 and 2006, as shown:

                                             2005        2006
                                            ------      ------
Tax expense (benefit) at the federal
   statutory rate                         $  6,198     $66,549
State tax                                    2,006           -
Increase(decrease) in valuation allowance  (17,339)    (60,845)
Other                                        3,431           -
                                          --------     -------
Tax expense (benefit)                     $ (5,704)    $ 5,704
                                          ========     =======

The components of the deferred tax asset and deferred tax liability at December 31, 2005 and 2006 are as follows:

                                             2005         2006
                                            ------       ------
Deferred tax asset:
   Federal net operating loss
     carry forwards                        $  5,954     $66,549
   State net operating loss carry
    forwards                                  1,927           -
   Valuation allowance                            -     (66,549)
                                           --------    --------
                                              7,881           -
                                           --------    --------
Deferred tax liability:
   Property and equipment
                                             (2,177)          -
                                         ----------    --------
                                             (2,177)          -
                                         ----------    --------
           Net deferred tax asset        $   (5,704)   $      -
                                         ==========    ========

As of December 31, 2006, the Company has a net operating loss carryforward of approximately $161,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2026 subject to IRS Code Section 382 limits.

Deferred tax assets, amounting to approximately $66,000, relating to the potential tax benefit of future tax deductions, was offset by a valuation allowance due to the uncertainty of profitable operations in the future.

Significant components of the Company's deferred tax assets are as follows:
                                              2005         2006
                                            --------     --------
  Net Operating Loss Carryforward           $ 64,000     $ 66,000
                                            --------     --------
         TOTAL DEFERRED TAX ASSETS            64,000       66,000
  Valuation Allowance                        (64,000)     (66,000)
                                            --------     --------
  NET DEFERRED TAX ASSETS                   $      -     $      -
                                            ========     ========

NOTE 5.  COMMON STOCK

In April 2005, the Company filed a Form SB-2 registration statement offering 800,000 units at $1.00 per unit. Each unit consists of one common share and one warrant to purchase one common share at $1.75 per share. The warrants are exercisable for 36 months and may be called at $.01 per warrant after 24 months from the date of the prospectus. As of December 31, 2006, the Company has sold 360,400 units for a total of $360,400. Warrants to purchase 60,000 common shares for a total consideration of $105,000 were exercised during the year ended December 31, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES.

Under the supervisions and with the participation of our management, including our Chief Executive Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and functioning properly and effectively to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

None

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

The directors and executive officers are as follows:

NAME                                 POSITIONS HELD          SINCE
Frank R. Bauer, age 62             President/CEO/Director      Inception
                                                             To present
Norman H. Becker, age 69         Treasurer/CFO/Controller/     Inception
                                        Director             To present
Ricardo A. Rivera, age 36            Vice President/
                                  Secretary/Director          Inception
                                                              To present

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


ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following shows the annual salaries, bonuses and stock options for our executive officers:

                       SUMMARY COMPENSATION TABLE
                          Annual Compensation          Long-Term Compensation
                          -------------------          ----------------------
                                                   Awards                 Payouts
                                                -----------------------------------------
Name and                                           Other       Restricted        Options/      All
Principal                                          Annual        Stock           LTIP         Other
Position            Year    Salary   Bonus(2)   Compensation    Awards     SARS  Payouts   Compensation
---------           ----    ------   --------   ------------   ----------  ----  --------  ------------
Frank R. Bauer      2006 $78,708     --           --             --       --      --          --
                    2005 $93,600     --           --             --       --      --          --
 CEO                2004 $78,000(2)  --        $7,200(2)         --       --      --         $65(1)
Norman H. Becker    2006     --      --           --             --       --      --          --
                    2005     --      --           --             --       --      --          --
 CFO                2004     --      --           --             --       --      --          --
Ricardo A. Rivera   2006     --      --           --             --       --      --          --
                    2005     --      --           --             --       --      --          --
 Vice President     2004     --      --           --             --       --      --          --
All Executive
Officers            2006 $78,708
As a Group          2005 $93,600     --           --             --        --      --         --
3 Persons (1)       2004 $78,000     --          $7,200          --        --      --         --


(1) On July 1, 2004, Proguard Acquisition issued 65,000 common shares to Frank Bauer at $.001 per share.

Norman H. Becker P.A., an entity controlled by Mr. Becker, an officer and director, was paid $19,475 for various accounting services.

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

Messrs. Norman H. Becker and Ricardo A. Rivera devote approximately 20% of their time, respectively, to Proguard Acquisition's affairs. Frank
R. Bauer currently devotes 100% of his time to Proguard Acquisition's and our former subsidiary's affairs. There are no employment agreements in effect or presently contemplated.

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tabulates holdings of shares of Proguard Acquisition by each person or entity who, subject to the above, as of December 31, 2006, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Proguard Acquisition, individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Name of Beneficial Owners       Common Stock
                              Beneficially Owned   Percentage Owned

Frank R. Bauer
710 Cactus Flats Road         565,000                  20.39%
Carbondale, Colorado 91623

Norman H. Becker              100,500                   3.63%
1909 Tyler Street
Hollywood, FL 33020

Ricardo A. Rivera              70,000                   2.53%
1422 North Royal Cove Circle
Davie, FL 33325

Directors and Officers,
   as a group                 735,500                   26.55%

Pasquale Catizone              95,000 directly           3.43%
266 Cedar Street (1)           50,000 indirectly         1.80%
Cedar Grove, NJ 07009

Carmine Catizone              206,250 directly           7.44%
10 1/2 Walker Avenue(2)        75,000 indirectly         2.71%
Morristown, NJ 07960

Frank R. Bauer II             130,000                    4.69%
P.O. Box 4927
Aspen, Colorado 81612

Plymouth Capital, Inc.        150,000                    5.41%
17551 Weeping Willow Trail
Boca Raton, FL 33487

Based upon 2,770,400 issued and outstanding as of December 31, 2006.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2003, an officer advanced $6,500 to the Company for working capital purposes. The advance for $6,500 was repaid during 2003. In addition, an entity related to the Company advanced $50,000 in cash to the Company as evidenced by a note. This note is convertible into 150,000 shares of the Company's common stock at the holder's option at any time prior to the maturity date. The note bears interest at 8% per annum payable quarterly and matured on January 31, 2005. Subsequent to December 31, 2004, the Company entered into a new note agreement that eliminates the conversion feature and extends the maturity date to January 31, 2007. The note was repaid in full during the year ended December 31, 2006.

In March 2004, an additional $50,000 was advanced to the Company by the related entity. This note is convertible into 150,000 shares of the Company's common stock at the holder's option at any time prior to the maturity date. The note bears interest at 8% per annum payable quarterly and was due March 15, 2006. This note has been extended to March 15, 2007. The note was repaid in full during the year ended December 31, 2006.

During the year ended December 31, 2005, an entity related to the Company advanced $20,000 to the Company as evidenced by a note bearing interest at 8% per annum until maturity. The principal and interest are due and payable on demand. The note was repaid in full during the year ended December 31, 2006.

During 2006 and 2005, the Company incurred interest expense to the related entity totaling $9,262 and $11,763, respectively.

During the year ended December 31, 2006 and 2005, the Company paid an affiliated entity $21,000 and $23,000, respectively, in rent, administration and taxes.

ITEM 13.    EXHIBITS

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of $13,000 and $15,000 from Sherb & Co., LLP, respectfully for the 2006 and 2005 fiscal years. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-KSB and 10-QSB.

Tax Fees. We did not incur any aggregate tax fees and expenses from Sherb & Co., LLP for the 2006 and 2005 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We incurred audit related fees of $0 and $0 from
Sherb & Co., LLP during fiscal 2006 and 2005. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2006 and 2005 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Sherb & Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Proguard Acquisition has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    February 23, 2007

Proguard Acquisition Corp.

/s/Frank R. Bauer
------------------------------
By: Frank R. Bauer, President/CEO

In accordance with the requirements of the Securities Exchange
Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Proguard Acquisition Corp.
(Registrant)
By: /s/Frank R. Bauer                          Dated: February 23, 2007
    Director, Chief Executive Officer


By: /s/Norman Becker                           Dated: February 23, 2007
    Controller, Chief Financial Officer
    Director

By: /s/Ricardo A. Rivera                       Dated: February 23, 2007
     Director