Form 10QSB
period 2007-03-31
Proguard Acquisition CORP
filed 2007-05-11
CIK 1300662

qw        SECURITIES AND EXCHANGE COMMISSION
             WASHINGTON, D.C. 20549
                      FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2007

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

Yes  [ X ]      No [   ]

The number of outstanding shares of the registrant's common stock, March 31, 2007: Common Stock - 2,781,550

 PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements                    Page
                                                               ----

Balance Sheet,
   March 31, 2007(unaudited)                                     3
Statements of Operations for the
   Three months ended March 31, 2007 and 2006
   (unaudited)                                                   4
Statements of Cash Flows for the
   three months ended March 31, 2007
   and 2006 (unaudited)                                          5-6
Notes to financial statements                                    7

Item 2.   Management's Discussion and
           Analysis or Plan of Operation                         8

Item 3.   Controls and Procedures                               10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     10

Item 2.   Unregistered Sales of Equity Securities
           and Use of Proceeds                                  10

Item 3.   Default Upon Senior Securities                        10

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     10

Item 5.   Other Information                                     10

Item 6.   Exhibits                                              10

Signatures                                                      11

PROGUARD ACQUISITION CORP.
BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

                                ASSETS
Current assets:
  Cash                                                     $  455,116
  Due from affiliates                                         105,000
                                                           ----------
    Total Current Assets                                   $  560,116
                                                           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Due to stockholders                                      $   94,000
                                                           ----------
    Total Current Liabilities                                  94,000
                                                           ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 2,781,550 shares issued and outstanding       2,782
  Additional Paid in capital                                  636,331
  Accumulated deficit                                        (172,997)
                                                           ----------
                                                              466,116
                                                           ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  560,116
                                                           ==========

See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(UNAUDITED)

                                                 2007         2006
                                              ----------   ----------
Interest Income                                 $  4,286     $      -

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                       (9,375)     (32,215)
                                                --------     --------
LOSS FROM CONTINUING OPERATIONS                   (5,089)     (32,215)

DISCONTINUED OPERATIONS:
  Income from discontinued operations                  -       25,101
                                               ---------   ----------
(LOSS) BEFORE BENEFIT FOR INCOME TAXES            (5,089)      (7,114)
BENEFIT FOR INCOME TAXES                               -        2,643
                                               ---------   ----------
NET (LOSS)                                     $  (5,089)  $   (4,471)
                                               =========   ==========
Basic and diluted (loss)
  per common share                             $   (0.00)  $    (0.00)
                                               =========   ==========
Weighted average number of common shares
 and common equivalent shares
    Basic                                      2,778,262    2,350,000
                                               =========    =========
    Diluted                                    2,778,262    2,350,000
                                               =========    =========


See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006
(UNAUDITED)

                                                 2007         2006*
                                              ----------   ----------
Cash flows from operating activities:
  Net (loss) from continuing operations         $ (5,089)    $(29,572)
                                                --------     --------

 Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
Operating activities:
  (Decrease) Increase in accounts payable
     and accrued expenses                         (2,250)      15,908
  Income from discontinued operations                  -       25,101
  Changes in discontinued assets and
    liabilities from operations:
      (Increase)decrease in assets of
         discontinued operations                       -      (35,305)
      Increase(decrease) in liabilities
         of discontinued operations                    -      (61,878)
      (Increase)decrease in deferred tax asset         -       (2,643)
                                                --------     --------
             Total adjustments to net loss        (2,250)     (58,817)
                                                --------     --------
  Net cash (used in) operating activities         (7,339)     (88,389)
                                                --------     --------
Cash flows from investing activities                   -            -
                                                --------     --------
    Net cash (used in) investing activities            -            -
                                                --------     --------
Cash flows from financing activities:
  Increase in due to stockholders                 94,000       35,000
  Proceeds from exercise of warrants              19,513            -
  Advances to affiliates                        (105,000)           -
  Proceeds from stockholder's deposits                 -      361,990
                                                --------     --------
    Net cash provided by financing activities      8,513      396,990
                                                --------     --------

    Net increase in cash and
      cash equivalents                             1,174      308,601
  Cash and cash equivalents, beginning of
    period                                       453,942       61,841
                                                --------     --------
  Cash and cash equivalents, end of period      $455,116      370,442
                                                ========     ========

Supplemental cash flow information:
  Cash paid for interest                      $        -   $        -
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $        -
                                              ==========   ==========

*reclassified for comparative purposes






See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the December 31, 2006 financial statements and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007 and 2006, the Company paid affiliated entities $5,250 and $5,250 respectively for rent, office expenses, and consulting fees.

During the three months ended March 31, 2007, the Company advanced $105,000 to related parties. The notes are payable on demand and bear interest at 8% per annum.

NOTE 3.  DUE TO STOCKHOLDERS

The Company, acting as agent for certain stockholders, received proceeds for the benefit of these stockholders. In April 2007, $94,000 was paid to these stockholders.

NOTE 4.  Stockholders' Equity

(a) On March 9, 2006, the Company successfully completed its public offering. In conjunction therewith, the Company issued 360,400 units which consisted of one common share and one warrant exercisable at $1.75 per common share.

(b)During the quarter ended March 31, 2007, 11,150 warrants were exercised at a price of $1.75 per warrant and converted into 11,150 shares of common stock for a total price of $19,513.

NOTE 5 - Other Events

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

CSII, in this disposition of assets transaction, is related to Proguard Acquisition in that Proguard Acquisition's President and Director, Mr. Frank Bauer, is also a Vice President and Director of the Purchaser, CSII. In addition, Mr. Norman Becker is the president of CSII, a member of CSII's board of directors and is also a vice president and director of Proguard Acquisition. Neither Mr. Becker nor Mr. Bauer received any direct or indirect remuneration or compensation in the disposition of its wholly-owned subsidiary, Proguard Protection, through purchase and sale of all of its capital stock to CSII.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financing Activities.
---------------------
For the three months ended March 31, 2007, Proguard Acquisition received $19,513 from the proceeds from sales of our common stock and the exercise of warrants. For the three months ended March 31, 2007, Proguard Acquisition received proceeds for the benefit of stockholders of $94,000 and made advances to affiliates of $105,000. As a result, Proguard Acquisition had net cash provided by financing activities of $8,513 for the three months ended March 31, 2007.

Comparatively, for the three months ended March 31, 2006, Proguard Acquisition received proceeds from related party loans of $35,000 and proceeds from stockholder deposits of $361,990 resulting in net cash provided by financing activities of $396,990.

Investing Activities.
---------------------
For the three months ended March 31, 2007 and 2006, Proguard
Acquisition did not pursue any investing activities.

Critical Accounting Policies.
-----------------------------
Proguard Acquisition has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of Proguard Acquisition's financial statements. The significant accounting policies of Proguard Acquisition are described in the notes to the unaudited consolidated financial statements included in this report and in the notes to the audited consolidated financial statements included in Proguard Acquisition's 2006 Annual Report.

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

Results of Operations.
----------------------

The three ended March 31, 2007 compared to three months ended March 31,
2006.
----------------------------------------------------------------------
For the three months ended March 31, 2007, Proguard Acquisition had interest income of $4,286 and selling, general and administrative expenses of $9,375 resulting in a loss of continuing operations of $(5,089).

Comparatively, for the three months ended March 31, 2006, Proguard Acquisition had no income and selling, general and administrative expenses of $32,215 resulting in a loss for continuing operations of $(32,215). Additionally, Proguard Acquisition had income from discontinued operations of $25,101 for the three months ended March 31, 2006 and net loss of $(4,471).


Item 3. Controls and Procedures

The chief executive officer/chief financial officer of Proguard Acquisition has made an evaluation of the disclosure controls and procedures relating to the financial statements of Proguard Acquisition for the three months ended March 31, 2007 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of March 31, 2007 (the evaluation date).

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

Dated:  May 11, 2007

Proguard Acquisition Corp.

By  /s/ Frank Bauer
    ------------------------
    Frank Bauer
    President and Director