Form 10QSB
period 2007-06-30
Proguard Acquisition CORP
filed 2007-08-10
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2007

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

Yes  [ x ]      No [  ]

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ x ]      No [   ]

The number of outstanding shares of the registrant's common stock, July 23, 2007: Common Stock - 3,000,000

 PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements                    Page
                                                               ----

Balance Sheet,
   June 30, 2007(unaudited)                                     3
Statements of Operations for the three months and
   six months ended June 30, 2007 and 2006
   (unaudited)                                                   4-5
Statements of Cash Flows for the
   six months ended June 30, 2007
   and 2006 (unaudited)                                          6-7
Notes to financial statements                                    8-9

Item 2.   Management's Discussion and
           Analysis or Plan of Operation                        10-11

Item 3.   Controls and Procedures                               11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     12

Item 2.   Unregistered Sales of Equity Securities
           and Use of Proceeds                                  12

Item 3.   Default Upon Senior Securities                        12

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     12

Item 5.   Other Information                                     12

Item 6.   Exhibits                                              12

Signatures                                                      13

PROGUARD ACQUISITION CORP.
BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

                                ASSETS
Current assets:
  Cash                                                     $  330,044
  Due from affiliates                                         105,000
                                                           ----------
    Total Current Assets                                   $  435,044
                                                           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $    6,225
                                                           ----------
    Total Current Liabilities                                   6,225
                                                           ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 2,781,550 shares issued and outstanding       2,782
  Additional Paid in capital                                  636,331
  Accumulated deficit                                        (210,294)
                                                           ----------
                                                              428,819
                                                           ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  435,044
                                                           ==========

See accompanying notes to the financial statements

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
(UNAUDITED)

                                                 2007         2006
                                              ----------   ----------
Interest Income                                 $  7,642     $  3,465

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                      (50,027)     (80,253)
                                                --------     --------
LOSS FROM CONTINUING OPERATIONS                  (42,385)     (76,788)

DISCONTINUED OPERATIONS:
  Income from discontinued operations                  -       73,894
                                               ---------   ----------
(LOSS) BEFORE BENEFIT FOR INCOME TAXES           (42,385)      (2,894)
BENEFIT FOR INCOME TAXES                               -        4,929
                                               ---------   ----------
NET INCOME (LOSS)                              $ (42,385)  $    2,035
                                               =========   ==========
Basic and diluted income (loss)
  per common share                             $   (0.02)  $     0.00
                                               =========   ==========
Weighted average number of common shares
 and common equivalent shares
    Basic                                      2,779,915    2,350,000
                                               =========    =========
    Diluted                                    2,779,915    2,350,000
                                               =========    =========


See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 and 2006
(UNAUDITED)

                                                 2007         2006
                                              ----------   ----------
Interest Income                                 $  3,356     $  3,465

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                      (40,653)     (48,038)
                                                --------     --------
LOSS FROM CONTINUING OPERATIONS                  (37,297)     (44,573)

DISCONTINUED OPERATIONS:
  Income from discontinued operations                  -       48,792
                                               ---------   ----------
INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES    (37,297)       4,219
BENEFIT FOR INCOME TAXES                               -        2,286
                                               ---------   ----------
NET INCOME (LOSS)                              $ (37,297)  $    6,505
                                               =========   ==========
Basic and diluted (loss)
  per common share                             $   (0.01)  $     0.00
                                               =========   ==========
Weighted average number of common shares
 and common equivalent shares
    Basic                                      2,778,262    2,442,102
                                               =========    =========
    Diluted                                    2,778,262    2,534,200
                                               =========    =========


See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
(UNAUDITED)

                                                 2007         2006*
                                              ----------   ----------
Cash flows from operating activities:
  Net (loss) from continuing operations         $(42,385)    $(71,859)
                                                --------     --------

 Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
Operating activities:
  Increase in accounts payable
     and accrued expenses                          3,974            -
  Income from discontinued operations                  -       73,894
  Changes in discontinued assets and
    liabilities from operations:
      (Increase) in assets of
         discontinued operations                       -     (222,265)
      Increase(decrease) in liabilities
         of discontinued operations                    -       76,290
      (Increase) in deferred tax asset                 -       (4,929)
                                                --------     --------
             Total adjustments to net loss        3,974       (77,010)
                                                --------     --------
  Net cash (used in) operating activities       (38,411)     (148,869)
                                                --------     --------
Cash flows from investing activities                   -            -
                                                --------     --------
    Net cash (used in) investing activities            -            -
                                                --------     --------
Cash flows from financing activities:
  Proceeds from exercise of warrants              19,513            -
  Advances to affiliates                        (105,000)           -
  Proceeds from stockholders' deposits                 -      361,990
                                                --------     --------
    Net cash provided by (used in) financing
      activities                                 (85,487)     361,990
                                                --------     --------

    Net increase (decrease) in cash and
      cash equivalents                          (123,898)     213,121
  Cash and cash equivalents, beginning of
      year                                       453,942       61,841
                                                --------     --------
  Cash and cash equivalents, end of period      $330,044     $274,962
                                                ========     ========

Supplemental cash flow information:
  Cash paid for interest                      $        -   $      886
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $        -
                                              ==========   ==========

*reclassified for comparative purposes


See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the December 31, 2006 financial statements and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

Certain prior period amounts have been reclassified to conform with current period presentation. Such reclassifications had no effect on reported net loss.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007 and 2006, the Company paid affiliated entities $27,750 and $25,525, respectively, for rent, office expenses and consulting fees.

During the three months ended June 30, 2007 and 2006, the Company paid affiliated entities $16,500 and $20,275, respectively for rent, office expenses, and consulting fees.

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

(b)During the quarter ended June 30, 2007, 11,150 warrants were exercised at a price of $1.75 per warrant and converted into 11,150 shares of common stock for a total price of $19,513.

NOTE 4 - Other Events

On July 23, 2007, the Company sold 218,450 shares of restricted common stock at $.025 per share for a total price of $5,461 from previously authorized and unissued shares. Total shares outstanding subsequent to this transaction is 3,000,000 shares.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources
-------------------------------

As at June 30, 2007, we had cash and cash equivalents of $330,044.

During the six months ended June 30, 2007, net cash used in operating activities of $38,411 was lower by $110,458 or 74.20% as compared to the six months ended June 30, 2006. The reduction in cash used by operating activities during 2007 resulted primarily from a loss from operations.

During the six months ended June 30, 2007 and 2006, Proguard did not pursue any investing activities.

During the six months ended June 30, 2007, net cash used in financing activities of $85,487 was higher by $447,477 or 123.62% as compared to the net cash provided by financing activities of $361,990 for the six months ended June 30, 2006.

Our internal and external sources of liquidity have included interest on investments, exercise of warrants and sale of common stock. We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity. Our current cash balance is estimated to be sufficient to fund our current operations over the next six to nine months and will not be sufficient to fund our long term needs. The basis that our cash balance is expected to be sufficient to fund our current operations over the next six to nine months is based on our current net cash usage rate (cash used offset by cash received) which we estimate to be $7,000 to $10,000 per month.

Financing Activities.
---------------------
For the six months ended June 30, 2007, Proguard Acquisition received $19,513 from the proceeds from sales of our common stock and the exercise of warrants. For the six months ended June 30, 2007, Proguard Acquisition received proceeds for the benefit of stockholders of $94,000. This amount was repaid to stockholders during the quarter ending June 30, 2007. In addition, the Company and made advances to affiliates of $105,000. As a result, Proguard Acquisition had net cash used by financing activities of $(85,487) for the six months ended June 30, 2007.

Comparatively, for the six months ended June 30, 2006, Proguard
Acquisition received proceeds from stockholder deposits of $361,990 resulting in net cash provided by financing activities of $361,990.

Investing Activities.
---------------------
For the three and six months ended June 30, 2007 and 2006, Proguard Acquisition did not pursue any investing activities.

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

Results of Operations.
----------------------

The three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006.
----------------------------------------------------------------------
For the three months ended June 30, 2007, Proguard Acquisition had interest income of $3,356 and selling, general and administrative expenses of $40,653 resulting in a loss from continuing operations of $(37,297).

Comparatively, for the three months ended June 30, 2006, Proguard Acquisition had interest income of $3,465 and selling, general and administrative expenses of $48,038 resulting in a loss for continuing operations of $(44,573). Additionally, Proguard Acquisition had income from discontinued operations of $48,792 for the three months ended June 30, 2006 and net income of $6,505.

For the six months ended June 30, 2007, Proguard Acquisition had interest income of $7,642 and selling, general and administrative expenses of $50,027 resulting in a loss of continuing operations of $(42,385).

Comparatively, for the six months ended June 30, 2006, Proguard Acquisition had interest income of $3,465 and selling, general and administrative expenses of $80,253 resulting in a loss for continuing operations of $(76,788). Additionally, Proguard Acquisition had income from discontinued operations of $73,894 for the six months ended June 30, 2006 and net income of $2,035.

Item 3. Controls and Procedures

During the six months ended June 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Frank Bauer, the Chief Executive Officer and Norman Becker, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the six months ended June 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of June 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not Applicable.

Item 2. Changes in Securities and Use of Proceeds.
        Not Applicable

Item 3. Defaults Upon Senior Securities.
        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
         Not Applicable.

Item 5. Other Information. Not Applicable.

Item 6. Exhibits

          31. Certifications Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

          32. Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 10, 2007

Proguard Acquisition Corp.

By  /s/ Frank Bauer
    ------------------------
    Frank Bauer
    President and Director