Form 10QSB
period 2007-09-30
Proguard Acquisition CORP
filed 2007-11-13
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2007

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-123910


Proguard Acquisition Corp.
--------------------------------------------
(Exact name of registrant as specified in its charter)


   FLORIDA                                         33-1093761
---------------------------------------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification Number)
of incorporation or organization

3040 E. Commercial Blvd.
Ft. Lauderdale, FL                33308
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

Yes  [ x ]      No [   ]

The number of outstanding shares of the registrant's common stock, November 8, 2007: Common Stock - 3,000,000

 PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements                    Page
                                                               ----

Balance Sheet,
   September 30, 2007(unaudited)                                 3
Statements of Operations for the three months and
   nine months ended September 30, 2007 and 2006
   (unaudited)                                                 4-5
Statements of Cash Flows for the
   nine months ended September 30, 2007
   and 2006 (unaudited)                                        6-7
Notes to financial statements                                  8-9

Item 2.   Management's Discussion and
           Analysis or Plan of Operation                     10-11

Item 3.   Controls and Procedures                               11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     12

Item 2.   Unregistered Sales of Equity Securities
           and Use of Proceeds                                  12

Item 3.   Default Upon Senior Securities                        12

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     12

Item 5.   Other Information                                     12

Item 6.   Exhibits                                              12

Signatures                                                      13

PROGUARD ACQUISITION CORP.
BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

                                ASSETS
Current assets:
  Cash                                                     $  248,452
  Due from affiliates                                         120,174
                                                           ----------
    Total Current Assets                                   $  368,626
                                                           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $    2,225
                                                           ----------
    Total Current Liabilities                                   2,225
                                                           ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 3,000,000 shares issued and outstanding       3,000
  Additional Paid in capital                                  701,647
  Accumulated deficit                                        (338,246)
                                                           ----------
                                                              366,401
                                                           ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  368,626
                                                           ==========

See accompanying notes to the unaudited financial statements

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

                                                 2007         2006
                                              ----------   ----------
Interest Income                                 $  8,122     $  2,825

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                     (136,076)     (46,228)
                                                --------     --------
LOSS FROM CONTINUING OPERATIONS                 (127,954)     (43,403)

DISCONTINUED OPERATIONS:
  Income from discontinued operations                  -       6,646
                                               ---------   ----------
(LOSS) BEFORE BENEFIT FOR INCOME TAXES          (127,954)     (36,757)
BENEFIT FOR INCOME TAXES                               -        8,413
                                               ---------   ----------
NET (LOSS)                                     $(127,954)  $  (28,344)
                                               =========   ==========
Basic and diluted (loss)
  per common share                             $   (0.04)  $    (0.01)
                                               =========   ==========
Weighted average number of common shares
 and common equivalent shares
    Basic                                      2,947,762    2,729,041
                                               =========    =========
    Diluted                                    2,947,762    2,729,041
                                               =========    =========


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

                                                 2007         2006
                                              ----------   ----------
Interest Income                                 $ 15,764     $  6,291

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                     (186,103)    (126,481)
                                                --------     --------
LOSS FROM CONTINUING OPERATIONS                 (170,339)    (120,190)

DISCONTINUED OPERATIONS:
  Income from discontinued operations                  -       82,319
                                               ---------   ----------
(LOSS) BEFORE BENEFIT FOR INCOME TAXES          (170,339)     (37,871)
BENEFIT FOR INCOME TAXES                               -       13,342
                                               ---------   ----------
NET (LOSS)                                     $(170,339)  $  (24,529)
                                               =========   ==========
Basic and diluted (loss)
  per common share                             $   (0.06)  $    (0.01)
                                               =========   ==========
Weighted average number of common shares
 and common equivalent shares
    Basic                                      2,836,479    2,628,232
                                               =========    =========
    Diluted                                    2,836,479    2,628,232
                                               =========    =========


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

                                                 2007         2006*
                                              ----------   ----------
Cash flows from operating activities:
  Net (loss) from continuing operations        $(170,339)   $(106,848)
                                                --------     --------

 Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
Operating activities:
  Stock based compensation                        60,074           -
  Increase(decrease) in accounts payable
     and accrued expenses                            (26)          -
  (Increase) due from shareholders                     -      (17,500)
  Income from discontinued operations                  -       82,319
  Changes in discontinued assets and
    liabilities from operations:
      (Increase) in assets of
         discontinued operations                       -     (216,114)
      Increase(decrease) in liabilities
         of discontinued operations                    -       61,713
      (Increase) in deferred tax asset                 -      (13,342)
                                                --------     --------
             Total adjustments to net (loss)      60,048     (102,924)
                                                --------     --------
  Net cash (used in) operating activities       (110,291)    (209,772)
                                                --------     --------
Cash flows from investing activities                   -            -
                                                --------     --------
    Net cash (used in) investing activities            -            -
                                                --------     --------
Cash flows from financing activities:
  Proceeds from exercise of warrants              19,513      105,000
  Advances to affiliates                        (120,174)           -
  Proceeds from sale of common stock               5,462      361,989
                                                --------     --------
    Net cash provided by (used in) financing
      activities                                 (95,199)     466,989
                                                --------     --------

    Net increase (decrease) in cash and
      cash equivalents                          (205,490)     257,217
  Cash and cash equivalents, beginning of
      year                                       453,942       61,841
                                                --------     --------
  Cash and cash equivalents, end of period      $248,452     $319,058
                                                ========     ========

Supplemental cash flow information:
  Cash paid for interest                      $        -   $    9,262
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $        -
                                              ==========   ==========

*reclassified for comparative purposes


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the December 31, 2006 financial statements and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

Certain prior period amounts have been reclassified to conform with current period presentation. Such reclassifications had no effect on reported net loss.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007 and 2006, the Company paid affiliated entities $77,750 and $41,525, respectively, for rent, office expenses and consulting fees.

During the three months ended September 30, 2007 and 2006, the Company paid affiliated entities $50,000 and $17,000, respectively for rent, office expenses, and consulting fees.

During the nine months ended September 30, 2007, the Company advanced $120,174, including interest, to related parties. The notes are payable on demand and bear interest at 8% per annum.

NOTE 3.  STOCKHOLDERS' EQUITY

(a) On March 9, 2006, the Company successfully completed its public offering. In conjunction therewith, the Company issued 360,400 units which consisted of one common share and one warrant exercisable at $1.75 per common share.

(b) During the quarter ended March 31, 2007, 11,150 warrants were exercised at a price of $1.75 per warrant and converted into 11,150 shares of common stock for a total price of $19,513.

(c) On July 23, 2007, the Company sold 218,450 shares of restricted common stock at $.025 per share for a total price of $5,461 from previously authorized and unissued shares. Total shares outstanding subsequent to this transaction is 3,000,000 shares.

(d) Stock Based Compensation Expenses 2007: In conjunction with the stock purchases during the three months ended September 30, 2007, pursuant to accounting rules and principles applicable to stock sales in related party transactions, the Company recorded a $60,074 non-cash increase in its "additional paid in capital" account and recorded non-cash transaction expense for the same amount. The accounting rules require that in related party transactions, a non-cash expense be recorded for the difference between "fair value" (as defined in the rules) and the selling price. Further, the transaction with the related party cannot be considered to represent "fair value" and cannot be viewed as an "arms-length transaction" for purposes of the application of the rule and for the related computation.

NOTE 4.  OTHER EVENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources
-------------------------------

As at September 30, 2007, we had cash and cash equivalents of $248,452.

During the nine months ended September 30, 2007, net cash used in operating activities of $110,291 was lower by $99,481 or 47.42% as compared to the nine months ended September 30, 2006. The reduction in cash used by operating activities during 2007 resulted primarily from a loss from operations.

During the nine months ended September 30, 2007 and 2006, Proguard did not pursue any investing activities.

During the nine months ended September 30, 2007, net cash used in financing activities of $95,199 was higher by $562,188 or 120.39% as compared to the net cash provided by financing activities of $466,989 for the nine months ended September 30, 2006.

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

Financing Activities.
---------------------
For the nine months ended September 30, 2007, Proguard Acquisition received $24,975 from the proceeds from sales of our common stock and the exercise of warrants as compared to $466,989 for the nine months ended September 30, 2006. In addition, the Company and made advances to affiliates of $120,174 including interest. As a result, Proguard Acquisition had net cash used by financing activities of $(95,199) for the nine months ended September 30, 2007.

Investing Activities.
---------------------
For the nine months ended September 30, 2007 and 2006, Proguard
Acquisition did not pursue any investing activities.

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

Results of Operations.
----------------------

The three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006.
----------------------------------------------------------------------
For the three months ended September 30, 2007, Proguard Acquisition had interest income of $8,122 and selling, general and administrative expenses of $136,076 resulting in a loss from continuing operations of $(127,954).

Comparatively, for the three months ended September 30, 2006, Proguard Acquisition had interest income of $2,825 and selling, general and administrative expenses of $46,228 resulting in a loss for continuing operations of $(43,403). Additionally, Proguard Acquisition had income from discontinued operations of $6,646 for the three months ended September 30, 2006 and net loss of $(28,344).

For the nine months ended September 30, 2007, Proguard Acquisition had interest income of $15,764 and selling, general and administrative expenses of $186,103 resulting in a loss of continuing operations of $(170,339). Included in the general and administrative expenses is $60.074 of expenses related to a non-cash related party stock purchase.

Comparatively, for the nine months ended September 30, 2006, Proguard Acquisition had interest income of $6,291 and selling, general and administrative expenses of $126,481 resulting in a loss for continuing operations of $(120,190). Additionally, Proguard Acquisition had income from discontinued operations of $82,319 for the nine months ended September 30, 2006 and net loss of ($24,529).

Item 3. Controls and Procedures

During the nine months ended September 30, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(e)under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting .

Evaluation of Disclosure Controls and Procedures

Frank Bauer, the Chief Executive Officer and Norman Becker, the Chief Financial Officer of the Corporation have made an evaluation of the disclosure controls and procedures relating to the report on Form 10QSB for the nine months ended September 30, 2007 as filed with the Securities and Exchange Commission and have concluded such controls and procedures to be effective as of September 30, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 12, 2007

Proguard Acquisition Corp.

By  /s/ Frank Bauer
    ------------------------
    Frank Bauer
    President and Director