Form 10KSB
period 2007-12-31
Proguard Acquisition CORP
filed 2008-03-20
CIK 1300662

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

 [X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 for the fiscal year ended:
                   12/31/07

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

Proguard Acquisition's revenues for its most recent fiscal year were $20,512. The market value of Proguard Aquisition's voting $.001 par value common stock held by non-affiliates of Proguard Aquisition was approximately $164,500.

The number of shares outstanding of Proguard Acquisition's only class of common stock, as of December 31, 2007 and January 31, 2008 was 3,000,000 shares and 3,000,000 shares of its $.001 par value common stock, respectively.

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

Proguard Protection was incorporated in Colorado on May 24, 2000. On July 1, 2004, the shareholders of Proguard Protection cancelled their 1,000,000 shares of outstanding Proguard Protection no par value common stock and received 395,000 shares of Proguard Acquisition's restricted $0.001 par value common stock. Proguard Acquisition acquired 100 shares of the no par value common stock of Proguard Protection for $100 on July 1, 2004 pursuant to an oral agreement. Effective July 1, 2004, Proguard Protection became a wholly owned subsidiary of Proguard Acquisition. Prior to July 1, 2004, Proguard Protection provided professional protection to clients through installation and monitoring of fire, intrusion and environmental security systems and continues to pursue the same business since its acquisition by Proguard Acquisition.

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

In determining the purchase price of the subsidiary, PPSI, to be paid by CSII and to be received by Proguard Acquisition, their respective managements considered the original purchase price paid by Proguard Acquisition to acquire PPSI in July of 2004, $100; the book value of the subsidiary at the time of the transaction; the outstanding unpaid principal loan amount owed by the subsidiary to the Purchaser and the circumstance that that unpaid loan obligation would be extinguished with completion of the purchase and sale transaction. Following consideration of all of those factors, the parties agreed to disposition, sale and purchase of the subsidiary for a purchase price amounting to book value plus an additional sum of approximately $100,000. Proguard Acquisition was informed that the source of funds used by the Purchaser, CSII, to acquire Proguard Acquisition's subsidiary was the Purchaser's working capital. No part of the consideration used was borrowed from a bank or otherwise.

Employees
---------

We presently have no full-time employees and no part-time employees.

ITEM 2.   PROPERTIES.

Our executive offices located at 3040 E. Commercial Boulevard, Fort Lauderdale, FL 33308 consist of 900 square feet and are orally leased from Financial Communications, Inc., an affiliated entity, at the rate of $1,750 per month on a month-to-month basis.


ITEM 3.   LEGAL PROCEEDINGS.

Proguard Acquisition management is aware of no pending or threatened litigation. During the fourth quarter of the fiscal year ended
December 31, 2007, Proguard Acquisition was not a party to any legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of Proguard Acquisition's security holders, through the solicitation of proxies.

PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information. Our common stock is listed on the NASD bulletin board under the symbol "PGRD".

The approximate number of holders of record of Proguard Acquisition's $.001 par value common stock, as of December 31, 2007 and January 31, 2008 was 43 shareholders and 46 warrant holders.

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

Financing Activities. For the year ended December 31, 2007, Proguard Acquisition received proceeds from sales of common stock of $5,462 and proceeds from the exercise of warrants of $19,513. In addition, Proguard Acquisition made advances to related parties of $120,474 including interest. As a result, Proguard Acquisition had net cash used in financing activities of $(95,499).

For the year ended December 31, 2006, Proguard Acquisition received net proceeds from the sale of common stock of $361,989 and proceeds from the exercise of warrants of $105,000 resulting in net cash provided by financing activities of $466,989.

Investing Activities. For the year ended December 31, 2007 and 2006, Proguard Acquisition did not pursue any investing activities.

Results of Operations. For the years ended December 31, 2007 and 2006, we did not receive any revenues from continuing operations. We earned interest income of $20,512 for the year ended December 31, 2007 compared to $10,747 for the year ended December 31, 2006. We had a loss on the sale of subsidiary of $(35,085) for the year ended December 31, 2006.

For the year ended December 31, 2007, we had a loss from continuing operations of $(210,110) compared to ($155,056) for the year ended December 31, 2006.

General and administrative expenses for the year ended December 31, 2007 were $230,622 compared to $165,803 for the prior year. These expenses principally consisted of professional and consulting fees, office expense. The increase in general and administrative expenses was due to an increase in professional and consulting fees and office expense.

For the years ended December 31, 2007 and 2006, we had income from discontinued operations of $0 and $47,234, respectively.

As a result, we incurred a net loss of ($210,110) for the year ended December 31, 2007 compared to net loss of $(113,526) for the year ended December 31, 2006.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        PROGUARD ACQUISITION CORP.
                                Index to
                   Financial Statements

                                                              Page
                                                           ----------

Report of Independent Registered Public Accounting Firm           8

Balance Sheet at December 31, 2007                                9

Statements of Operations for the years ended
 December 31, 2007 and 2006                                      10

Statement of Changes in Stockholders' Equity
 for the years ended December 31, 2007 and 2006                  11

Statements of Cash Flows for the years ended
 December 31, 2007 and 2006                                      12

Notes to Financial Statements                                    13

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Proguard Acquisition Corp.
Ft. Lauderdale, Florida


We have audited the balance sheet of Proguard Acquisition Corp. as of December 31, 2007, and the accompanying related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proguard Acquisition Corp. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit as of December 31, 2007 and no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Sherb & Co., LLP
February 28, 2008                       Certified Public Accountants
Boca Raton, Florida

PROGUARD ACQUISITION CORP.
Balance Sheet
December 31, 2007

ASSETS

Current assets:
   Cash                                                     $  208,406
   Due from affiliates                                         120,474
                                                            ----------
        Total current assets                                $  328,880
                                                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                            $    2,250
                                                            ----------
Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000 shares
       authorized, no shares issued or outstanding                  -
   Common stock, $0.001 par value, 50,000,000 shares
       authorized, 3,000,000 shares issued and outstanding       3,000
   Additional paid-in capital                                  701,647
   Accumulated deficit                                        (378,017)
                                                            ----------
                                                               326,630
                                                            ----------
                                                            $  328,880
                                                            ==========



See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS

                                              For the years ended
                                                 December 31,
                                            2007               2006
                                        ----------          ----------
Interest Income                         $   20,512          $   10,747
                                        ----------          ----------
                                           (20,512)         $  (10,747)
General and administrative
  expenses                                (230,622)           (165,803)
                                        ----------          ----------
LOSS FROM CONTINUING OPERATIONS           (210,110)           (155,056)
                                        ----------          ----------

DISCONTINUED OPERATIONS:
  Income from discontinued operations             -             47,234
                                        ----------          ----------

(LOSS) BEFORE (PROVISION)
  FOR INCOME TAXES                        (210,110)           (107,822)
(PROVISION) FOR INCOME TAXES                     -              (5,704)
                                        ----------          ----------
NET (LOSS)                              $ (210,110)         $ (113,526)
                                        ==========          ==========

Net (loss) per common share:
Loss from Continuing Operations         $     (.07)         $     (.06)
Gain from Discontinued Operations                -                 .02
                                        ----------          ----------
Basic and diluted (loss)
  per common share                      $     (.07)         $     (.04)
                                        ==========          ==========
Weighted average number of common
  shares and common equivalent shares
     Basic                               2,877,695           2,664,066
                                        ==========          ==========
     Diluted                             2,877,695           2,664,066
                                        ==========          ==========

See accompanying notes to the financial statements.

                     PROGUARD ACQUISITION CORP.
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006

                                       Common Stock  Additional
                                       ------------    Paid-in    Accumulated
                                    Shares    Amount   Capital     Deficit     Total
                                    ------    ------   -------     ---------   -----
Balance, December 31, 2005       2,350,000   $  2,350  $ 151,849  $ (54,381) $ 99,818

common shares issued for cash      360,400        360    360,040          -   360,400

Exercise of common stock
  Warrants                          60,000         60    104,940          -   105,000

Net (Loss)                               -          -          -   (113,526) (113,526)
                                 ---------   --------  ---------  ---------  --------
Balance, December 31, 2006       2,770,400      2,770    616,829   (167,907)  451,692
                                 ---------   --------  ---------  ---------  --------

Exercise of common stock
  Warrants                          11,150         11     19,502          -    19,513

common shares issued for cash      218,450        219      5,242          -     5,461

Stock compensation                       -          -     60,074          -    60,074

Net (Loss)                               -          -          -   (210,110) (210,110)
                                 ---------   --------  ---------  ---------  --------
Balance, December 31, 2007       3,000,000   $  3,000  $ 701,647  $(378,017) $326,630
                                 =========   ========  =========  =========  ========

See accompanying notes to the financial statements.

                     PROGUARD ACQUISITION CORP.
                      STATEMENTS OF CASH FLOWS

                                                  For the years ended
                                                    December 31,
                                                2007            2006
                                               ------          ------
Cash flows from operating activities:
 Net (loss) from continuing operations     $  (210,110)    $  (155,056)
                                           -----------     -----------
 Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
  Stock based compensation                      60,074               -
  Accrued interest due from affiliates          (7,474)              -
  Increase in accounts payable                       -           2,250
  Income from discontinued operations                -          47,234
  Changes in discontinued assets and
    liabilities from operations:
       Decrease in assets of
         discontinued operations                     -          30,684
                                            ----------      ----------
           Total adjustments to net (loss)      52,600         115,253
                                            ----------      ----------
  Net cash (used in) operating activities     (157,510)        (74,888)
                                            ----------      ----------
Cash flows from investing activities                 -               -
                                            ----------      ----------
Cash flows from financing activities:
 Proceeds from sale of common stock, net         5,461         361,989
 Proceeds from exercise of warrants             19,513         105,000
 Advances to affiliates                       (115,000)              -
 Repaid by affiliates                            2,000               -
                                           -----------      ----------
  Net cash provided by (used in) financing
    activities                                 (88,026)        466,989
                                            ----------      ----------
  Net increase(decrease) in cash              (245,536)        392,101

Cash, beginning of year                        453,942          61,841
                                            ----------      ----------
Cash, end of year                           $  208,406      $  453,942
                                            ==========      ==========

Supplemental cash flow information:
  Cash paid for interest                    $        -      $    9,262
                                            ==========      ==========
  Cash paid for income taxes                $        -      $        -
                                            ==========      ==========

See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

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

For the net-loss period ended December 31, 2007, we excluded any effect of the 289,250 warrants as their effect would be anti-dilutive.

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

Concentrations.

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of

December 31, 2007, the Company had approximately $108,000 in excess of FDIC insured limits. The Company had not experienced any losses in such accounts.

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation Expense.

Prior to January 1, 2006, the Company accounted for share-based awards to employees using the intrinsic value method in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock issued to Employees" and related interpretations and provided the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation."

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. The Company adopted SFAS No. 123R using the modified prospective method, and, therefore, prior periods were not restated. Under the modified prospective method, companies are required to record compensation expense for (1) the unvested portion of previously issued awards that remain outstanding at the initial date of adoption, which we did not have, and (2) for any awards issued, modified or settled after the effective date of the statement which we also did not have. The Company recognizes stock compensation expenses over the requisite service period of the award, normally the vesting term of the options which are generally immediately fully vested and exercisable. As required by SFAS No. 123R, the Company has recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the Company has incurred an operating loss. Such loss may impair its ability to obtain additional financing.

This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

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

In March 2006, the FASB issued SFAS No. 156,"Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

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


NOTE 2.  ACQUISITION AND SALE OF PROGUARD PROTECTION SERVICES, INC.

On July 1, 2004, the shareholders of Protection exchanged their 1,000,000 shares of outstanding Protection no par value common stock and received 395,000 shares of the Company's restricted $0.001 par value common stock. Effective July 1, 2004, Protection became a wholly owned subsidiary of the Company.

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

During 2007 and 2006, the Company incurred interest expense to the related entity totaling $0 and $9,262, respectively.

During the year ended December 31, 2007 and 2006, the Company paid an affiliated entity $21,000 and $21,000, respectively, in rent, administration and taxes.


NOTE 4.  DUE FROM AFFILIATE

Due from affiliates consists of $100,000 due from a former subsidiary, $20,474 due from affiliates, including accrued interest of $7,474.


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

The income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate to net income (loss) before income taxes for the years ended December 31, 2007 and 2006, as shown:

                                             2007        2006
                                            ------      ------
Tax expense (benefit) at the federal
   statutory rate                         $ 59,693     $66,549
Increase(decrease) in valuation allowance  (59,693)    (60,845)
                                          --------     -------
Tax expense (benefit)                     $      -     $ 5,704
                                          ========     =======

The components of the deferred tax asset and deferred tax liability at December 31, 2007 and 2006 are as follows:

                                             2007         2006
                                            ------       ------
Deferred tax asset:
   Federal net operating loss
     carry forwards                       $ 210,110    $ 66,549
   State net operating loss carry
    forwards                                      -           -
   Valuation allowance                     (210,110)    (66,549)
                                           --------    --------
                                           $      -    $      -
                                           ========    ========

As of December 31, 2007, the Company has a net operating loss carryforward of approximately $210,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2027 subject to IRS Code Section 382 limits.


NOTE 6.  COMMON STOCK

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

At December 31, 2007, there were 289,250 warrants outstanding.

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

In the first quarter of 2007, the Company acted as an agent between a potential buyer and its shareholders on a sale of stock. The potential buyer did not execute in a timely manner, so the funds received were forfeited and distributed to the shareholders.


NOTE 7.  SALE OF SUBSIDIARY

Income from discontinued operations of $82,319 less loss on the sale of the subsidiary of $35,085 is reflected on the statement of operations as income from discontinued operations of $47,234.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 8A.  CONTROLS AND PROCEDURES.

During the year ended December 31, 2007, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of December 31, 2007 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.


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

The directors and executive officers are as follows:

NAME                           POSITIONS HELD              SINCE
Allerton Towne, age 66      Chief Executive Officer/      August 7, 2007
                                  Director               to present

Frank R. Bauer, age 63       President/ Director          Inception
                                                          to present

Norman H. Becker, age 70    Treasurer/CFO/Controller/     Inception
                                Director                  to present

Ricardo A. Rivera, age 37            Vice President/
                                  Secretary/Director          Inception
                                                              To present

BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS
---------------------------------------------

Allerton Towne. From 1963 to 1975, Mr. Towne held various management positions with Ford Motor Company. They included distribution, sales planning and analysis, business management, and regional management. In 1975, Mr. Towne founded Drexel Leasing Corp. in Philadelphia, PA. He also established several retail ice cream shops in the tri-state area. Mr. Towne sold both businesses in 1981 and moved to Florida joining Conti-Commodity. A fully registered broker since 1983, Mr. Towne worked as a broker for Source Capital from 2000 to October 2006 specializing in IPOs, mergers and acquisitions and private placements. Mr. Towne earned a Bachelor of Science degree in business administration from Suffolk University in 1963.

Frank R. Bauer has been president and director of Proguard Acquisition since inception. From 1988 to April 2004, he was vice president and director of Ram Ventures Holdings Corp., a management, consulting services and financial advisory services company until it was purchased by American Apparel and Accessories, Inc., an apparel company. Mr. Bauer has been vice president and director of Corrections Systems International, Inc., a dormant company without any current operations, since February 1988. Mr. Bauer was also president and chief executive officer of Specialty Device Installers, Inc., a privately held Florida corporation engaged in outside plant utility and construction contracting. In September of 1996, Specialty Device Installers, Inc. was acquired by Guardian International, Inc. Since 2000, Mr. Bauer has been employed as president of Proguard Protection Services, Inc., a home security corporation and a former wholly owned subsidiary of Proguard Acquisition. Mr. Bauer received a Bachelor of Business Administration Degree from Stetson University in Deland, Florida in 1967.

Norman H. Becker has been treasurer and director of Proguard Acquisition since inception. Mr. Becker was a director of Ram Ventures Holdings Corp from 1987 to the change of control in March 2004. On January 15, 1993, Mr. Becker was appointed Ram Ventures president. Norman H. Becker has been president and director of Corrections Systems International, Inc., a dormant company without any current operations, since February 1988. Since January 1985, Mr. Becker has also been self-employed in the practice of public accounting in Hollywood, Florida. Mr. Becker is a 1959 graduate of City College of New York (Bernard Baruch School of Business) and is a member of a number of professional accounting associations including the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants and the Dade Chapter of the Florida Institute of Certified Public Accountants.

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

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The following shows the annual salaries, bonuses and stock options for our executive officers:

                       SUMMARY COMPENSATION TABLE
                          Annual Compensation          Long-Term Compensation
                          -------------------          ----------------------
                                                   Awards                 Payouts
                                                -----------------------------------------
Name and                                           Other       Restricted        Options/      All
Principal                                          Annual        Stock           LTIP         Other
Position            Year    Salary   Bonus(2)   Compensation    Awards     SARS  Payouts   Compensation
---------           ----    ------   --------   ------------   ----------  ----  --------  ------------

Allerton Towne      2007      --     --           --            --       --      --          --
CEO                 2006      n/a    n/a          n/a           n/a      n/a     n/a         n/a
                    2005      n/a    n/a          n/a           n/a      n/a     n/a         n/a

Frank R. Bauer      2007      --     --           --             --       --      --          --
Former CEO          2006 $78,708     --           --             --       --      --          --
                    2005 $93,600     --           --             --       --      --          --
Norman H. Becker    2007
CFO(1)              2006     --      --           --             --       --      --          --
                    2005     --      --           --             --       --      --          --

Ricardo A. Rivera   2007
VP                  2006     --      --           --             --       --      --          --
                    2005     --      --           --             --       --      --          --

All Executive
Officers            2007     --      --           --             --       --      --          --
As a Group          2006 $78,708
4 Persons           2005 $93,600     --           --             --        --      --         --

(1) Norman H. Becker P.A., an entity controlled by Mr. Becker, an officer and director, was paid $12,080 for various accounting services during the year ending December 31, 2007.

               Option/SAR Grants in Last Fiscal Year

                              Individual Grants
---------------------------------------------------------------------------------
(a)                   (b)                (c)                 (d)                (e)
                   Number of
                   Securities         % of Total
                   Underlying         Options/SARs
                   Options/           Granted to
                   SARs               Employees in      Exercise or Base     Expiration
Name               Granted(#)         Fiscal Year       Price ($/Sh)            Date

Frank R. Bauer    --             -             --               --
Norman Becker     --             -             --               --
Allerton Towne    --             -             --               --
Ricardo A. Rivera --             -             --               --

                Option/SAR Grants in Last Fiscal Year

(a)                (b)                (c)                 (d)                (e)
                                                      Number of
                                                      Securities         Value of
                                                      Underlying         Unexercised
                                                      Unexercised        In-the-Money
                                                      Options/SARs       Options/SARs at
                                                      FY-End(#)          FY-End($)
                Shares Acquired                       Exercisable/       Exercisable/
Name            on Exercised(#)     Value Realized($) Unexercisable      Unexercisable
---------------------------------------------------------------------------------------
Frank R. Bauer       --            --           --             --
Norman Becker        --            --           --             --
Allerton Towne       --            --           --             --
Ricardo A. Rivera    --            --           --             --

Messrs. Norman H. Becker and Allerton Towne devote approximately 10% of their time, respectively, to Proguard Acquisition's affairs. Frank R. Bauer currently devotes 20% of his time to Proguard Acquisition's and our former subsidiary's affairs. Ricardo A. Rivera currently devotes approximately 50% of his time to Proguard Acquisition. There are no employment agreements in effect or presently contemplated.

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tabulates holdings of shares of Proguard Acquisition by each person or entity who, subject to the above, as of December 31, 2007, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Proguard Acquisition, individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Name of Beneficial Owners       Common Stock
                              Beneficially Owned   Percentage Owned

Allerton Towne                600,000 indirectly       20.00%
1960 NE 30th Court
Lighthouse Point, FL 33064

Frank R. Bauer                565,000                  18.83%
710 Cactus Flats Road
Carbondale, Colorado 91623

Norman H. Becker              160,500                   5.35%
1909 Tyler Street, #603
Hollywood, FL 33020


Ricardo A. Rivera              70,000                   2.33%
1422 North Royal Cove Circle
Davie, FL 33325

Directors and Officers,
   as a group                 795,500 directly         26.52%
                              600,000 indirectly       20.00%
                            ---------                  ------
   Total Directors and
    Officers as a group     1,395,000                  46.52%

Other 5% holder

Plymouth Capital, Inc.(1)     600,000                  20.00%
17551 Weeping Willow Trail
Boca Raton, FL 33487

Based upon 3,000,000 issued and outstanding as of December 31, 2007.

1. Plymouth Capital, Inc. is controlled by Allerton Towne, an officer and director of Proguard Acquisition.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2003, an officer advanced $6,500 to Proguard Acquisition for working capital purposes. The advance for $6,500 was repaid during 2003. In addition, an entity related to Proguard Acquisition advanced $50,000 in cash to Proguard Acquisition as evidenced by a note. This note is convertible into 150,000 shares of Proguard Acquisition's common stock at the holder's option at any time prior to the maturity date. The note bears interest at 8% per annum payable quarterly and matured on January 31, 2005. Subsequent to December 31, 2004, Proguard Acquisition entered into a new note agreement that eliminates the conversion feature and extends the maturity date to January 31, 2007. The note was repaid in full during the year ended December 31, 2006.

In March 2004, an additional $50,000 was advanced to Proguard Acquisition by the related entity. This note is convertible into 150,000 shares of Proguard Acquisition's common stock at the holder's option at any time prior to the maturity date. The note bears interest at 8% per annum payable quarterly and was due March 15, 2006. This note has been extended to March 15, 2007. The note was repaid in full during the year ended December 31, 2006.

During the year ended December 31, 2005, an entity related to the Proguard Acquisition advanced $20,000 to Proguard Acquisition as evidenced by a note bearing interest at 8% per annum until maturity. The principal and interest are due and payable on demand. The note was repaid in full during the year ended December 31, 2006.

During 2007 and 2006, Proguard Acquisition incurred interest expense to the related entity totaling $0 and $9,262, respectively.

During the year ended December 31, 2007, Proguard Acquisition advanced monies to related parties in the amount of $120,474 including interest. The notes are payable on demand and bear interest at 8% per annum. During January 2008, $8,000 of these advances was repaid.

During the year ended December 31, 2006, Proguard Acquisition paid an affiliated entity $21,000, in rent, administration and taxes.


ITEM 13.    EXHIBITS

All of the following exhibits are incorporated by reference to Form SB-2 and its amendments, file no. 333-123910.

   3.i      Articles of Incorporation
   3.ii     By-Laws
   4.i      Form of Specimen of common stock
   4.ii     Form of Warrant
   10.1     Lease Agreement
   10.2     GE Interlogix Authorized Dealer Agreement
   10.3     Promissory Note dated January 31, 2005
   10.4     Promissory Note dated March 15, 2004
   10.5     Promissory Note dated January 31, 2003

The following exhibits are filed with this report
   31       302 certifications
   32       906 certifications

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   We incurred aggregate fees and expenses of $12,793 and
$13,000 from Sherb & Co., LLP, respectfully for the 2007 and 2006 fiscal years. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-KSB and 10-QSB.

Tax Fees.   We did not incur any aggregate tax fees and expenses from
Sherb & Co., LLP for the 2007 and 2006 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We incurred non-audit related fees of $0 and $0 from
Sherb & Co., LLP during fiscal 2007 and 2006. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2007 and 2006 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Sherb & Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Proguard Acquisition has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 20, 2008

Proguard Acquisition Corp.

/s/Allerton Towne
------------------------------
By: Allerton Towne/CEO

In accordance with the requirements of the Securities Exchange
Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Proguard Acquisition Corp.
(Registrant)
By: /s/Frank R. Bauer                          Dated: March 20, 2008
    Director

By: /s/Norman Becker                           Dated: March 20, 2008
    Controller, Chief Financial Officer
    Director

By: /s/Ricardo A. Rivera                       Dated: March 20, 2008
     Director

By: /s/Allerton Town                           Dated: March 20, 2008
     Director