Form 10-Q
period 2008-03-31
Proguard Acquisition CORP
filed 2008-05-14
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2008

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number             333-123910


        Proguard Acquisition Corp.
--------------------------------------------
   (Exact name of registrant as specified in its charter)


   FLORIDA                                   33-1093761
----------------------------------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification Number)
of incorporation or organization

3040 E. Commercial Blvd.
Ft. Lauderdale, FL                33308
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

Yes  [ X ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [   ]      No [ x ]

The number of outstanding shares of the registrant's common stock, May 14, 2008: Common Stock - 3,000,000

PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements                                 Page
                                                               ----

Balance Sheet,
   March 31, 2008(unaudited)                                     3
Statements of Operations for the
   Three months ended March 31, 2008 and 2007
   (unaudited)                                                   4
Statements of Cash Flows for the
   three months ended March 31, 2008
   and 2007 (unaudited)                                          5-6
Notes to financial statements                                    7

Item 2.   Management's Discussion and
           Analysis or Plan of Operation                         8

Item 3.   Controls and Procedures                               10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     10

Item 2.   Unregistered Sales of Equity Securities
           and Use of Proceeds                                  10

Item 3.   Default Upon Senior Securities                        10

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     10

Item 5.   Other Information                                     10

Item 6.   Exhibits                                              10

Signatures                                                      11

PROGUARD ACQUISITION CORP.
BALANCE SHEET
MARCH 31, 2008
(UNAUDITED)

                                ASSETS
Current assets:
  Cash                                                     $  195,761
  Accrued interest receivable                                  10,140
  Due from affiliates                                         105,000
                                                           ----------
    Total Current Assets                                   $  310,901
                                                           ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts Payable                                         $    4,275
                                                           ----------
    Total Current Liabilities                                   4,275
                                                           ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 3,000,000 shares issued and outstanding       3,000
  Additional Paid in capital                                  701,647
  Accumulated deficit                                        (398,021)
                                                           ----------
                                                              306,626
                                                           ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  310,901
                                                           ==========

See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(UNAUDITED)

                                                 2008         2007
                                              ----------   ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   $(23,666)     $ (9,375)

OTHER INCOME:
  Interest Income                                 3,663         4,286
                                               --------      --------

NET (LOSS)                                     $(20,003)     $ (5,089)
                                               =========     ========
Basic and diluted (loss)
  per common share                             $   (0.01)    $  (0.00)
                                               =========     ========
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,000,000    2,778,262
                                               =========    =========
    Diluted                                    3,000,000    2,778,262
                                               =========    =========


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(UNAUDITED)

                                                 2008         2007
                                              ----------   ----------
Cash flows from operating activities:
  Net (loss) from operations                   $ (20,003)    $ (5,089)
                                                --------     --------

 Adjustments to reconcile net (loss)
  to net cash provided by (used in)
Operating activities:
  Increase (Decrease) in accounts payable          2,025       (2,250)
  (Increase) in accrued interest receivable       (2,667)           -
  Repayment of Advances to Affiliates              8,000            -
                                                --------     --------
             Total adjustments to net loss         7,358       (2,250)
                                                --------     --------
  Net cash (used in) operating activities        (12,645)      (7,339)
                                                --------     --------
Cash flows from investing activities                   -            -
                                                --------     --------
    Net cash (used in) investing activities            -            -
                                                --------     --------
Cash flows from financing activities:
  Increase in due to stockholders                      -       94,000
  Proceeds from exercise of warrants                   -       19,513
  Advances to affiliates                               -     (105,000)
                                                --------     --------
    Net cash provided by financing activities          -        8,513
                                                --------     --------

    Net increase (decrease) in cash and
      cash equivalents                           (12,645)       1,174
  Cash and cash equivalents, beginning of
    Year                                         208,406      453,942
                                                --------     --------
  Cash and cash equivalents, end of period      $195,761     $455,116
                                                ========     ========

Supplemental cash flow information:
  Cash paid for interest                      $        -   $        -
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $        -
                                              ==========   ==========







See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the December 31, 2007 financial statements and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008 and 2007, the Company paid affiliated entities $5,250 and $5,250 respectively for rent, office expenses, and consulting fees.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financing Activities.
---------------------
For the three months ended March 31, 2008, Proguard Acquisition did not pursue any financing activities.

Comparatively, for the three months ended March 31, 2007, Proguard Acquisition received $19,513 from the proceeds from sales of our common stock and the exercise of warrants. For the three months ended March 31, 2007, Proguard Acquisition received proceeds for the benefit of stockholders of $94,000 and made advances to affiliates of $105,000.
As a result, Proguard Acquisition had net cash provided by financing activities of $8,513 for the three months ended March 31, 2007.

Investing Activities.
---------------------
For the three months ended March 31, 2008 and 2007, Proguard
Acquisition did not pursue any investing activities.

Critical Accounting Policies.
-----------------------------
Proguard Acquisition has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of Proguard Acquisition's financial statements. The significant accounting policies of Proguard Acquisition are described in the notes to the unaudited consolidated financial statements included in this report and in the notes to the audited consolidated financial statements included in Proguard Acquisition's 2007 Annual Report.

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

Results of Operations.
----------------------

The three ended March 31, 2008 compared to three months ended March 31,
2007.
----------------------------------------------------------------------
For the three months ended March 31, 2008, Proguard Acquisition had interest income of $3,663 and selling, general and administrative expenses of $23,666 resulting in a net loss of $(20,003).

Comparatively, for the three months ended March 31, 2007, Proguard Acquisition had interest income of $4,286 and selling, general and administrative expenses of $9,375 resulting in a loss of continuing operations of $(5,089).


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not Applicable.

Item 2. Unregistered Sale of Securities and Use of Proceeds.
        Not Applicable

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

Dated:  May 14, 2008

Proguard Acquisition Corp.

By  /s/Allerton Towne
    ------------------------
    Allerton Towne
    Chief Executive Officer
    Director