Form 10-Q/A
period 2008-03-31
Proguard Acquisition CORP
filed 2008-06-02
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT 1 to
FORM 10-Q

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

Dated:  May 30, 2008

Proguard Acquisition Corp.

By  /s/Allerton Towne
    ------------------------
    Allerton Towne
    Chief Executive Officer
    Director