Form 10-Q
period 2008-06-30
Proguard Acquisition CORP
filed 2008-08-11
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2008

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

Yes  [ x ]      No [   ]

The number of outstanding shares of the registrant's common stock, July 31, 2008: Common Stock - 3,000,000

PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements                                 Page
                                                               ----

Balance Sheet,
   June 30, 2008(unaudited) and December 31, 2007                3
Statements of Operations for the
   three and six months ended June 30, 2008 and 2007
   (unaudited)                                                   4
Statements of Cash Flows for the
   six months ended June 30, 2008
   and 2007 (unaudited)                                          5-6
Notes to financial statements                                    7

Item 2.   Management's Discussion and
           Analysis or Plan of Operation                         8

Item 3.   Controls and Procedures                               10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     10

Item 2.   Unregistered Sales of Equity Securities
           and Use of Proceeds                                  10

Item 3.   Default Upon Senior Securities                        10

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     10

Item 5.   Other Information                                     10

Item 6.   Exhibits                                              10

Signatures                                                      11

PROGUARD ACQUISITION CORP.
BALANCE SHEET

ASSETS

                                                         June 30,         December 31,
                                                          2008                2007
                                                       ------------       ------------
                                                        (unaudited)            (1)
Current assets:
  Cash                                                  $  168,296        $  208,406
  Accrued interest receivable                               12,829             7,974
  Due from affiliates                                      107,000           113,000
                                                        ----------        ----------
    Total Current Assets                                $  288,125        $  328,880
                                                        ==========        ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts Payable                                      $    6,000        $    2,250
                                                        ----------        ----------
    Total Current Liabilities                                6,000             2,250
                                                        ----------        ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                  -                 -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 3,000,000 shares issued and outstanding    3,000             3,000
  Additional Paid in capital                               701,647           701,647
  Accumulated deficit                                     (422,522)         (328,017)
                                                        ----------        ----------
                                                           282,125           326,630
                                                        ----------        ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  288,125        $  328,880
                                                        ==========        ==========

(1)  derived from audited financial statements

See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 and 2007
(UNAUDITED)

                                                 2008         2007
                                              ----------   ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   $(27,795)     $(40,653)

OTHER INCOME:
  Interest Income                                 3,294         3,356
                                               --------      --------

NET (LOSS)                                     $(24,501)     $(37,297)
                                               =========     ========
Basic and diluted (loss)
  per common share                             $  (0.01)    $  (0.01)
                                               =========     ========
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,000,000    2,778,262
                                               =========    =========
    Diluted                                    3,000,000    2,778,262
                                               =========    =========


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(UNAUDITED)

                                                 2008         2007
                                              ----------   ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   $(51,461)     $(50,027)

OTHER INCOME:
  Interest Income                                 6,957         7,642
                                               --------      --------

NET (LOSS)                                     $(44,504)     $(42,385)
                                               =========     ========
Basic and diluted (loss)
  per common share                             $  (0.01)     $  (0.02)
                                               =========     ========
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,000,000    2,779,915
                                               =========    =========
    Diluted                                    3,000,000    2,779,915
                                               =========    =========


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(UNAUDITED)

                                                 2008         2007
                                              ----------   ----------
Cash flows from operating activities:
  Net (loss) from operations                    $(44,504)    $(42,385)
                                                --------     --------

 Adjustments to reconcile net (loss)
  to net cash provided by (used in)
Operating activities:
  Increase in accounts payable                     3,749        3,974
  (Increase) in accrued interest receivable       (5,355)           -
                                                --------     --------
             Total adjustments to net (loss)      (1,606)       3,974
                                                --------     --------
  Net cash (used in) operating activities        (46,110)     (38,411)
                                                --------     --------
Cash flows from investing activities                   -            -
                                                --------     --------
    Net cash (used in) investing activities            -            -
                                                --------     --------
Cash flows from financing activities:
  Proceeds from exercise of warrants                   -       19,513
  Advances to affiliates                          (4,000)    (105,000)
  Repayments of advances to affiliates            10,000            -
                                                --------     --------
    Net cash provided by (used in) financing
      activities                                   6,000      (85,487)
                                                --------     --------

    Net increase (decrease) in cash and
      cash equivalents                           (40,110)    (123,898)
  Cash and cash equivalents, beginning of
    Year                                         208,406      453,942
                                                --------     --------
  Cash and cash equivalents, end of period      $168,296     $330,044
                                                ========     ========

Supplemental cash flow information:
  Cash paid for interest                      $        -   $        -
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $        -
                                              ==========   ==========







See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the December 31, 2007 financial statements and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008 and 2007, the Company paid affiliated entities $26,800 and $27,750 respectively for rent, office expenses, and consulting fees.

During the three months ended June 30, 2008 and 2007, the Company paid affiliated entities $13,750 and $16,500, respectively for rent, office expenses, and consulting fees.

During the three months ended June 30, 2008, the Company advanced
$4,000 to related parties. The note is payable on demand and bears interest at 6% per annum. Of this amount, $2,000 was repaid prior to June 30, 2008.

During the three months ended June 30, 2007, the Company advanced
$105,000 to related parties. The notes are payable on demand and bear interest at 8% per annum.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Investing Activities.
---------------------
For the six months ended June 30, 2008 and 2007, Proguard Acquisition did not pursue any investing activities.

Financing Activities.
---------------------
For the six months ended June 30, 2008, Proguard Acquisition received $10,000 on repayments of advances to affiliates and made advances in the amount of $4,000 to affiliates.

For the six months ended June 30, 2007, Proguard Acquisition received $19,513 from the proceeds from sales of our common stock and the exercise of warrants. For the six months ended June 30, 2007, Proguard Acquisition received proceeds for the benefit of stockholders of $94,000. This amount was repaid to stockholders during the quarter ended June 30, 2007. In addition, Proguard Acquisition made advances to affiliates of $105,000. As a result, Proguard Acquisition had net cash used by financing activities of $(85,487) for the six months ended June 30, 2007.

Results of Operations.
----------------------

The three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007.
----------------------------------------------------------------------
For the three months ended June 30, 2008, Proguard Acquisition had interest income of $3,294 and selling, general and administrative expenses of $27,795 resulting in a net loss of $(24,501).

Comparatively, for the three months ended June 30, 2007, Proguard
Acquisition had interest income of $3,356 and selling, general and administrative expenses of $40,653 resulting in a net loss of $(37,297).

For the six months ended June 30, 2008, Proguard Acquisition had interest income of $6,957 and selling, general and administrative expenses of $51,461 resulting in a net loss of $(44,504).

Comparatively, for the six months ended June 30, 2007, Proguard
Acquisition had interest income of $7,642 and selling, general and administrative expenses of $50,027 resulting in a net loss of $(42,385).

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


Item 4T.  Controls and Procedures.

During the three months ended June 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  August 11, 2008

Proguard Acquisition Corp.

By  /s/Frank Bauer
    ------------------------
    Frank Bauer
    President
    Director