Form 10-Q
period 2008-09-30
Proguard Acquisition CORP
filed 2008-11-12
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2008

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

Yes  [ x ]      No [   ]

The number of outstanding shares of the registrant's common stock, October 31, 2008: Common Stock - 3,000,000

PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements                                 Page
                                                               ----

Balance Sheets,
   September 30, 2008(unaudited) and December 31, 2007(audited) 3 Statements of Operations for the three and nine months ended September 30, 2008 and 2007
   (unaudited)                                                   4-5
Statements of Cash Flows for the
   nine months ended September 30, 2008
   and 2007 (unaudited)                                          6-7
Notes to financial statements                                    8

Item 2.   Management's Discussion and
           Analysis or Plan of Operation                         9

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                          10

Item 4T.   Controls and Procedures                              10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     11

Item 2.   Unregistered Sales of Equity Securities
           and Use of Proceeds                                  11

Item 3.   Default Upon Senior Securities                        11

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     11

Item 5.   Other Information                                     11

Item 6.   Exhibits                                              11

Signatures                                                      12

PROGUARD ACQUISITION CORP.
BALANCE SHEETS

ASSETS

                                                    September 30,         December 31,
                                                          2008                2007
                                                       ------------       ------------
                                                        (unaudited)            (1)
Current assets:
  Cash                                                  $  155,667        $  208,406
  Accrued interest receivable                               13,445             7,474
  Due from affiliates                                      105,000           113,000
                                                        ----------        ----------
    Total Current Assets                                $  274,112        $  328,880
                                                        ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts Payable                                      $    5,275        $    2,250
                                                        ----------        ----------
    Total Current Liabilities                                5,275             2,250
                                                        ----------        ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                  -                 -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 3,000,000 shares issued and outstanding    3,000             3,000
  Additional Paid in capital                               701,647           701,647
  Accumulated deficit                                     (435,810)         (378,017)
                                                        ----------        ----------
                                                           268,837           326,630
                                                        ----------        ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  274,112        $  328,880
                                                        ==========        ==========

(1)  derived from audited financial statements

See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

                                                 2008         2007
                                              ----------   ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   $(16,489)    $(136,076)

OTHER INCOME:
  Interest Income                                 3,201         8,122
                                               --------     ---------

NET (LOSS)                                     $(13,288)    $(127,954)
                                               =========    =========
Basic and diluted (loss)
  per common share                             $  (0.00)    $  (0.04)
                                               =========    =========
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,000,000    2,947,762
                                               =========    =========
    Diluted                                    3,000,000    2,947,762
                                               =========    =========


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

                                                 2008         2007
                                              ----------   ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   $(67,950)   $(186,103)

OTHER INCOME:
  Interest Income                                10,157        15,764
                                               --------     ---------

NET (LOSS)                                     $(57,793)    $(170,339)
                                               =========    =========
Basic and diluted (loss)
  per common share                             $  (0.02)     $  (0.06)
                                               =========     ========
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,000,000    2,836,479
                                               =========    =========
    Diluted                                    3,000,000    2,836,479
                                               =========    =========


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

                                                 2008         2007
                                              ----------   ----------
Cash flows from operating activities:
  Net (loss)                                    $(57,793)   $(170,339)
                                                --------    ---------

 Adjustments to reconcile net (loss)
  to net cash provided by (used in)
Operating activities:
  Stock based compensation                             -       60,074
  (Decrease)Increase in accounts payable and
     Accrued expenses                              3,025          (26)
  (Increase) in accrued interest receivable       (5,971)           -
                                                --------     --------
             Total adjustments to net (loss)      (2,946)      60,048
                                                --------     --------
  Net cash (used in) operating activities        (60,739)    (110,291)
                                                --------     --------
Cash flows from investing activities                   -            -
                                                --------     --------
Cash flows from financing activities:
  Proceeds from exercise of warrants                   -       19,513
  Advances to affiliates                          (4,000)    (120,174)
  Repayments of advances to affiliates            12,000            -
  Proceeds from sales of common stock                  -        5,462
                                                --------     --------
    Net cash provided by (used in) financing
      activities                                   8,000      (95,199)
                                                --------     --------

    Net increase (decrease) in cash and
      cash equivalents                           (52,739)    (205,490)
  Cash and cash equivalents, beginning of
    Year                                         208,406      453,942
                                                --------     --------
  Cash and cash equivalents, end of period      $155,667     $248,452
                                                ========     ========

Supplemental cash flow information:
  Cash paid for interest                      $        -   $        -
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $        -
                                              ==========   ==========







See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the December 31, 2007 financial statements and notes thereto contained in the Report on Form 10-KSB as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008 and 2007, the Company paid affiliated entities $33,300 and $77,750 respectively for rent, office expenses, and consulting fees.

During the three months ended September 30, 2008 and 2007, the Company paid affiliated entities $13,750 and $50,000, respectively for rent, office expenses, and consulting fees.

During the nine months ended September 30, 2008, the Company advanced $4,000 to related parties. The note was repaid prior to September 30, 2008.

During the three months ended September 30, 2007, the Company advanced $105,000 to related parties. The notes are payable on demand and bear interest at 8% per annum.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financing Activities.
---------------------
For the nine months ended September 30, 2008, Proguard Acquisition received $12,000 on repayments of advances to affiliates and made advances in the amount of $4,000 to affiliates.

For the nine months ended September 30, 2007, Proguard Acquisition received $24,975 from the proceeds from sales of our common stock and the exercise of warrants. For the nine months ended September 30, 2007, Proguard Acquisition received proceeds for the benefit of stockholders of $94,000. This amount was repaid to stockholders during the quarter ended September 30, 2007. In addition, Proguard Acquisition made advances to affiliates of $120,174 including interest. As a result, Proguard Acquisition had net cash used by financing activities of $(95,199) for the nine months ended September 30, 2007.

Results of Operations.
----------------------

The three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007.

For the three months ended September 30, 2008, Proguard Acquisition had interest income of $3,201 and selling, general and administrative expenses of $16,489 resulting in a net loss of $(13,288).

Comparatively, for the three months ended September 30, 2007, Proguard Acquisition had interest income of $8,122 and selling, general and administrative expenses of $136,076 resulting in a net loss of $(127,954).

For the nine months ended September 30, 2008, Proguard Acquisition had interest income of $10,157 and selling, general and administrative expenses of $67,950 resulting in a net loss of $(57,793).

Comparatively, for the nine months ended September 30, 2007, Proguard Acquisition had interest income of $15,764 and selling, general and administrative expenses of $186,103 resulting in a net loss of $(170,339).

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


Item 4T.  Controls and Procedures.

During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2008 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 10, 2008

Proguard Acquisition Corp.

By  /s/Frank Bauer
    ------------------------
    Frank Bauer
    President
    Director