Form 10-K
period 2008-12-31
Proguard Acquisition CORP
filed 2009-03-18
CIK 1300662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 333-123910

Proguard Acquisition Corp.
(Exact name of registrant as specified in its charter)

Florida	33-1093761
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
3040 E. Commercial Blvd. Ft. Lauderdale, FL	33308
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (954) 491-0704
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [ x ]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or 15(d) of the Exchange act.  Yes [ x ] No [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Pinnacle was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes [ x ] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes [ x ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

                Large accelerated filer [  ]      Accelerated filer                    [  ]
                Non-accelerated filer   [  ]      Smaller reporting company    [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  The market value of the registrant's voting $.001 par value common stock held by non-affiliates of the Registrant was approximately $502,500.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's only class of common stock, as of January 31,2009 was 3,000,000 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

___________________________________________________

Proguard Aqcuisitions Corp.

Form 10-K

For the Fiscal Year Ended December 31, 2008

Table of Contents
Page
Part I

Part II

Part III

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	27
SIGNATURES	28

___________________________________________________

PART I

ITEM 1.  BUSINESS

We are currently not conducting any business and have had no operating revenues since the sale of our wholly owned subsidiary.

Completion of Acquisition or Disposition of Assets

Prior to October 2, 2006, Proguard Acquisition, through our wholly owned subsidiary, Proguard Protection Services, Inc. provided professional protection to clients through installation and monitoring of fire, intrusion and envirionmental security systems.  Proguard Acquisition was incorporated in Florida in June 2004.

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

___________________________________________________

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

Employees

We presently have no full-time employees and no part-time employees.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES.

Our executive offices located at 3040 E. Commercial Boulevard, Fort Lauderdale, FL 33308 consist of 900 square feet and are orally leased from Financial Communications, Inc., an affiliated entity, at the rate of $1,750 per month on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

Proguard Acquisition management is aware of no pending or threatened litigation. During the fourth quarter of the fiscal year ended December 31, 2008, Proguard Acquisition was not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2008, no matters were submitted to a vote of Proguard Acquisition's security holders, through the solicitation of proxies.

___________________________________________________

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

a)  Market Information. Registrant's common shares are listed on the NASD bulletin board under the symbol PGRD.  As of December 31, 2008, there was only a limited market for registrant's common shares.
The folloying table sets forth the range of high and low bid quotations for the registrant's common stock for each quarter of the last two fiscal years.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
3/31/07	n/a	n/a
6/30/07	.80	.35
9/30/07	.90	.36
12/31/07	.87	.42
3/31/08	.95	.25
6/30/08	.95	.50
9/30/08	.72	.26
12/31/08	.90	.25

b)  Holders.  At December 31, 2008, there were 43 shareholders and 46 warrant holders.

c)  Dividends.  Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors.  No dividends on the registrant's common stock have ever been paid, and Proguard Acquisition does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective July 1, 2004, Proguard Protection became a wholly owned subsidiary of Proguard Acquisition. The outstanding shares of Proguard Protection, no par value common stock were canceled and Proguard Acquisition acquired 100 shares of the no par value common stock of Proguard Protection for $100 on July 1, 2004.

___________________________________________________

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

Financing Activities. For the year ended December 31, 2007, Proguard Acquisition received proceeds from sales of common stock of $5,461 and proceeds from the exercise of warrants of $19,513. In addition, Proguard Acquisition made advances to related parties of $120,474 including interest. As a result, Proguard Acquisition had net cash used in financing activities of $(88,026).

For the year ended December 31, 2008, Proguard Acquisition did not pursue any financing activities.

Investing Activities. For the year ended December 31, 2008 and 2007, Proguard Acquisition did not pursue any investing activities.

Results of Operations. For the years ended December 31, 2008 and 2007, we did not receive any revenues from continuing operations. We earned interest income of $13,141 for the year ended December 31, 2008 compared to $20,512 for the year ended December 31, 2007.

For the year ended December 31, 2008, we had a loss from continuing operations of $(85,284) compared to ($210,110) for the year ended December 31, 2007.

General and administrative expenses for the year ended December 31, 2008 were $98,425 compared to $230,622 for the prior year.  These expenses principally consisted of professional and consulting fees and office expense. The decrease in general and administrative expenses was due to an increase in professional and consulting fees and office expense.

As a result, we incurred a net loss of ($85,284) for the year ended December 31, 2008 compared to net loss of $(210,110) for the year ended December 31, 2007.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

___________________________________________________

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PROGUARD ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS
___________________________________________________

___________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Proguard Acquisition Corp.
Ft. Lauderdale, Florida

We have audited the balance sheets of Proguard Acquisition Corp. as of December 31, 2008 and 2007, and the accompanying related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proguard Acquisition Corp. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit as of December 31, 2008 and no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
February 9, 2009 Boca Raton, Florida	/s/ Sherb & Co., LLP Certified Public Accountants

___________________________________________________

PROGUARD ACQUISITION CORP.
BALANCE SHEETS
___________________________________________________

ASSETS

	December 31, 2008	December 31, 2007
Current Assets:
Cash	$ 124,156	$ 208,406
Due from affiliates	120,540	120,474
Total current assets	$ 244,696 ========	$ 328,880 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable	$ 3,350	$ 2,250
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid-in capital	701,647	701,647
Accumulated deficit	(463,301)	(378,017)
	241,346	326,630
Total liabilities and stockholders' equity	$ 244,696 =======	$ 328,880 =======

See accompanying notes to the financial statements.

___________________________________________________

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
___________________________________________________

For the years ended
December 31,
	2008	2007
Interest Income	$ 13,141	$ 20,512

General and administrative expenses	(98,425)	(230,622)

NET (LOSS)	$ (85,284) ========	$(210,110) ========

Net (loss) per common share:
Basic and diluted (loss) per common share	$ (.03)	$ (.07)
Weighted average number of common share and common equivalent shares
Basic	3,000,000	2,877,695
Diluted	3,000,000	2,877,695

See accompanying notes to the financial statements.

___________________________________________________

PROGUARD ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

___________________________________________________

	Shares	Common Stock Amounts	Additional Paid-In Capital	Accumulated Deficit	Total
Balance, December 31, 2006	2,770,400	$2,770	$616,829	$(167,907)	$451,692
Exercise of common stock Warrants	11,150	11	19,502	-	19,513
Common shares issued for cash	218,450	219	5,242	-	5,461
Stock compensation	-	-	60,074	-	60,074
Net (Loss)	-	-	-	(210,110)	(210,110)
Balance, December 31, 2007	3,000,000	3,000	701,647	(378,017)	326,630
Net (Loss)	-	-	-	(85,284)	(85,284)
Balance, December 31, 2008	3,000,000 =======	$3,000 =====	$701,647 =======	$(463,301) ========	$241,346 =======

See accompanying notes to the finacial statements.

___________________________________________________

PROGUARD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

___________________________________________________

   For the Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (85,284)	$(210,110)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock based compensation	-	60,074
Accrued interest due from affiliates	(8,066)	(7,474)
Increase in accounts payable	1,100	-
Total adjustments to net (loss)	(6,966)	52,600
Net cash (used in) operating activities	(92,250)	(157,510)
Cash flows from investing activities	-	-
Cash flows from financing activities:
Proceeds from sale of common stock, net	-	5,461
Proceeds from exercise of warrants	-	19,513
Advances to affiliates	(4,000)	(115,000)
Repaid by affiliates	12,000	2,000
Net cash provided by (used in) financing activities	8,000	(88,026)
Net decrease in cash	(84,250)	(245,536)
Cash, beginning of year	208,406	453,942
Cash, end of year	$ 124,156 =======	$ 208,406 =======
Supplemental cash flow information
Cash paid for interest	-	-
Cash paid for income taxes	-	-

See accompanying notes to the financial statements.

  ___________________________________________________

PROGUARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
___________________________________________________

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations.

The accompanying financial statements present the accounts of Proguard Acquisition Corp. (the Company), formed in Florida in June 2004.

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

For the net-loss period ended December 31, 2008, we excluded any effect of the 289,250 warrants as their effect would be anti-dilutive.

Income Taxes.

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Concentrations.

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

___________________________________________________

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

___________________________________________________

Recent Accounting Pronouncements.
In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accountings Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments and related hedged items on our financial position, financial performance, and cash flows SFAS No. 161 is effective for our company beginning December 15, 2008.  Management believes that, for the foreseeable future, this Statement will have no impact on the financial statements once adopted.

In December 2007, the FASB issued SFAS No. 141B, Business Combinations, which replaces SFAS No. 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141R is effective for our company beginning December 15, 2008 and will apply prospectively to business combinations completed on or after that date.  Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements once adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests.  Minority interests will be recharacterized as noncontrolling interest and will be reported as a component of equity separate from the parent's equity, and purchases of sales of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.  SFAS No. 160 is effective for our company effective for our company effective December 15, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectievely.  Management believes that, for the foreseeable future, this Statement will have no impact on our financial statements once adopted.

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, "The Hierarchy of Generally Accepted Accounting Principles."  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented  in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities.  We are currently evaluating the effects, if any, that SFAS No. 162 may have on our financial reporting.

The FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and exands disclosure of fair value measurements.  In February 2008, the FASB issued DFASB Staff Position, "FSP FAS 157-2 - Effective Date of FASB Statement No. 157" (FSP 157-2), which delays the effective date of SFAS 157 for one year for certain nonfinacial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually.  Excluded from the scope of SFAS 157 are certain leasing transactions accounted for SFAS No. 13, "Accounting for LEases."  The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS 157.  We have not yet determined whether we will adopt SFAS 157.

___________________________________________________

In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued.  This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  We have not determined the impact on our financial statements of this accounting standard.

NOTE 2. ACQUISITION AND SALE OF PROGUARD PROTECTION SERVICES, INC.

On July 1, 2004, the shareholders of Proguard Protection Services, Inc. (Protection) exchanged their 1,000,000 shares of outstanding Protection no par value common stock and received 395,000 shares of the Company's restricted $0.001 par value common stock. Effective July 1, 2004, Protection became a wholly owned subsidiary of the Company.

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

Accordingly, all the assets, liabilities and operations of the subsidiary were reclassified as discontinued operations.

CSII, in this disposition of assets transaction, is related to Proguard Acquisition in that Proguard Acquisition's President and Director, Mr. Frank Bauer, is also a Vice President and Director of the Purchaser, CSII. In addition, Mr. Norman Becker is the president of CSII, a member of CSII's board of directors and is also a vice president and director of Proguard Acquisition. Neither Mr. Becker nor Mr. Bauer received any direct or indirect remuneration or compensation in the disposition of its wholly-owned subsidiary, Protection, through purchase and sale of all of its capital stock to CSII.

In addition to the cross-relationship of the officers and directors, Messrs. Becker and Bauer, to Proguard Acquisition and CSII in this transaction, CSII has been a long-term loan creditor of Proguard Protection, holding, prior to the purchase and sale transaction, aninterest-only loan obligation of Proguard Protection in the unpaid principal amount of $100,000. At completion of the subsidiary purchase, and sale transaction, the loan obligation of Proguard Protection to the Purchaser, CSII, was current. Following closing of the transaction on October 4, 2006, the subsidiary's loan obligation to the Purchaser, CSII, was extinguished upon consolidation of CSII's financial accounting.

___________________________________________________

NOTE 3. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008 and 2007, the Company paid an affiliated entity $21,000 and $21,000, respectively, in rent, administration and taxes.

NOTE 4. DUE FROM AFFILIATE

Due from affiliates consists of $100,000 due from a former subsidiary, $20,540 due from affiliates, including accrued interest of $15,540.  The notes bear interest at 8% per annum and are due on demand.

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

The income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate to net income (loss) before income taxes for the years ended December 31, 2008 and 2007, as shown:

	2008	2007
Tax expense (benefit) at the federal statutory rate	(29,750)	(73,500)
State taxes, net of federal benefit	(3,250)	(7,500)
Increase (decrease) in valuation allowance	33,000	81,000
Tax expense (benefit)	$ -	$ -

The components of the deferred tax asset and deferred tax liability at December 31, 2008 and 2007 are as follows:
	2008	2007
Deferred tax asset:	$ 178,000	$ 145,000
Federal net operating loss carry forwards	-	-
State net operating loss carry forwards	(178,000)	(145,000)
Valuation allowance	$ -	$ -

___________________________________________________

As of December 31, 2008, the Company has a net operating loss carryforward of approximately $463,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2027 subject to IRS Code Section 382 limits.

NOTE 6. COMMON STOCK

In April 2005, the Company filed a Form SB-2 registration statement offering 800,000 units at $1 per unit. Each unit consists of one common share and one warrant to purchase one common share at $1.75 per share. The warrants are exercisable for 36 months and may be called at $.01 per warrant after 24 months from the date of the prospectus. As of December 31, 2006, the Company has sold 360,400 units for a total of $360,400. Warrants to purchase 60,000 common shares for a total consideration of $105,000 were exercised during the year ended December 31, 2006.

During the quarter ended March 31, 2007, 11,150 warrants were exercised at a price of $1.75 per warrant and converted into 11,150 shares of common stock for a total price of $19,513.

No warrants were exercised during the year ended December 31,2008.  At December 31, 2008, there were 289,250 warrants outstanding.

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

___________________________________________________

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date").  Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

___________________________________________________

Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Proguard have been detected.

(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

___________________________________________________

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The directors and executive officers are as follows:

Name	Position	Term
Allerton Towne, age 67	Chief Executive Officer/ Director	August 7, 2007 to present
Frank R. Bauer, age 64	President/ Director	Inception to present
Norman H. Becker, age 71	Treasurer/ CFO/ Controller/ Director	Inception to present
Ricardo A. Rivera, age 38	Vice President/ Secretary/ Director	Inception to present

BUSINESS EXPERIENCE OF OFFICERS AND DIRECTORS

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

___________________________________________________

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

Non-Qualified and Incentive Stock Option Plans

The registrant does not currently have any stock option plans.

Section 16(a).  Beneficial Ownership Reporting Compliance

To the registrant's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2008.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are exclusive and beyond the scope of our business and needs.

___________________________________________________

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following shows the annual salaries, bonuses and stock options for our executive officers:

SUMMARY COMPENSATION TABLE

Annual Compensation	Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus (2)	Other Annual Compensation	Restricted Stock Awards	SARS	Options/ LTIP Payouts	All Other Compensation
Allerton Towne CEO	2008 2007 2006	-- -- n/a	-- -- n/a	-- -- n/a	-- -- n/a	-- -- n/a	-- -- n/a	-- -- n/a
Frank R. Bauer Former CEO	2008 2007 2006	-- -- $78,708	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --
Norman H. Becker CFO (1)	2008 2007 2006	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --
Ricardo A. Rivera VP	2008 2007 2006	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --
All Executive Officers As a Group 4 Persons	2008 2007 2006	-- -- $78,708	-- --	-- --	-- --	-- --	-- --	-- --

(1) Norman H. Becker P.A., an entity controlled by Mr. Becker, an officer and director, was paid $14,100 for various accounting services during the year ending December 31, 2008.

___________________________________________________

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/ SARs Granted	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Frank R. Bauer	--	--	--	--
Norman Becker	--	--	--	--
Allerton Towne	--	--	--	--
Ricardo A. Rivera	--	--	--	--

Name	Shares Acquired on Exercised (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/ SARs FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/ SARs at FY-End ($) Exercisable/ Unexercisable
Frank R. Bauer	--	--	--	--
Norman Becker	--	--	--	--
Allerton Towne	--	--	--	--
Ricardo A. Rivera	--	--	--	--

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

___________________________________________________

Name of Beneficial Owners	Common Stock Beneficially Owned	Percentage Owned
Allerton Towne 1960 NE 30th Court Lighthouse Point, FL 33064	600,000 indirectly	20.00%
Frank R. Bauer 710 Cactus Flats Road Carbondale, Colorado 91623	565,000	18.83%
Norman H. Becker 1909 Tyler Street, #603 Hollywood, FL 33020	160,500	5.35%
Ricardo A. Rivera 1422 North Royal Cove Circle Davie, FL 33325	70,000	2.33%
Directors and Officers, as a group	795,500 directly 600,000 indirectly	26.52% 20.00%
Total Directors and Officers as a group	1,395,000	46.52%
Other 5% holder
Plymouth Capital, Inc. (1) 17551 Weeping Willow Trail Boca Raton, FL 33487	600,000	20.00%

Based upon 3,000,000 issued and outstanding as of December 31, 2008.

1. Plymouth Capital, Inc. is controlled by Allerton Towne, an officer and director of Proguard Acquisition.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the years ended December 31, 2008 and 2007, Proguard Acquisition advanced monies to related parties in the amount of $4,023 and $8,282, respectively, including interest.  The notes are payable on demand and bear interest at 8% and 6% per annum, respectively.  During 2008, $ 12,357 and $4,023, respectively, of these advances were repaid.

During the year ended December 31, 2008 and 2007, Proguard Acquisition paid an affiliated entity $21,000 and $21,000, respectively, in rent, administration and taxes.

___________________________________________________

Director Independence

The registrant's board of directors consists of Allerton Towne, Frank Bauer, Norman Becker and Ricardo Rivera.  None of the directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the fiscal years ended December 31, 2008, there were no transactions with related persons other than as described in the section above.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit fees.  We incurred aggregate fees and expenses of $14,750 and $14,250 from Sherb & Co., LLP, respectfully for the 2008 and 2007 fiscal years.  Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-KSB and 10-QSB.

Tax Fees.  We did not incur any aggregate tax fees and expenses from Sherb & Co., LLP for the 2008 and 2007 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.  We incurred non-audit related fees of $0 and $0 from Sherb &Co., LLP during fiscal 2008 and 2007.  The Board of Directors, acting as the Audit Committee considered whether, and determend that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2008 and 2007 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Sherb & Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

___________________________________________________

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm
Balance Sheet at December 31, 2008 and 2007
Statements of Operations for the years ended
   December 31, 2008 and 2007
Statement of Changes in Stockholders' Equity for the years
   ended December 31, 2008 and 2007
Statements of Cash Flows for the years ended
   December 31, 2008 and 2007
Notes to Financial Statements

(a)(2)  List of Financial Statement schedules included in Part IV hereof:

None

(a)(3)  Exhibits

All of the following exhibits are incorporated by reference to Form SB-2 and its amendments, file no: 333-123910.

3.i      Articles of Incorporation
3.ii     By-Laws
4.i      Form of Specimen of common stock
4.ii     Form of Warrant
10.1   Lease Agreement
10.2   GB Interlogix Authorized Dealer Agreement
10.3   Promissory Note dated January 31, 2005
10.4   Promissory Note dated March 15, 2004
10.5   Promissory Note dated January 31, 2003

The following exhibits are filed with this report

31    302 certifications
32    906 certifications

___________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Proguard Acquisition has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date: March 17,  2009

Proguard Acquisition Corp.
/s/Allerton Towne
------------------------------
By: Allerton Towne/CEO

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Proguard Acquisition Corp.
(Registrant)

By: /s/ Frank R. Bauer Director	Dated: March 17, 2009
By: /s/ Norman Becker Controller, Chief Financial Officer Director	Dated: March 17, 2009
By: /s/ Ricardo A. Rivera Director	Dated: March 17, 2009
By: /s/ Allerton Town Director	Dated: March 17, 2009

___________________________________________________