Form 10-Q
period 2009-06-30
Proguard Acquisition CORP
filed 2009-08-13
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2009
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

                      2501 E. Commercial Blvd.
                            Suite 207
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

Yes  [ x ]      No [   ]

The number of outstanding shares of the registrant's common stock, July 31, 2009: Common Stock - 3,300,000

PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements                                 Page
                                                               ----

Balance Sheets,
   June 30, 2009(unaudited) and December 31, 2008 (audited) 3 Statements of Operations for the
   Three and six months ended June 30, 2009 and 2008
   (unaudited)                                                   4
Statements of Cash Flows for the
   six months ended June 30, 2009
   and 2008(unaudited)                                           6
Notes to unaudited financial statements                          8

Item 2.   Management's Discussion and
           Analysis or Plan of Operation                        10

Item 3.   Quantitative and Qualitative Disclosures about
           Market Risk                                          11

Item 4T.  Controls and Procedures                               11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     12

Item 2.   Unregistered Sales of Equity Securities
           and Use of Proceeds                                  12

Item 3.   Default Upon Senior Securities                        12

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     12

Item 5.   Other Information                                     12

Item 6.   Exhibits                                              12

Signatures                                                      13

PROGUARD ACQUISITION CORP.
BALANCE SHEETS

                                                             June 30,      December 31,
                                                               2009             2008
                                                             --------       -----------
                                                             unaudited          (1)
                                ASSETS
Current assets:
  Cash                                                       $  68,771     $ 124,156
  Due from affiliates                                          124,682       120,540
                                                            ----------    ----------
    Total Current Assets                                    $  193,453    $  244,696
                                                            ==========    ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts Payable                                          $    3,570    $    3,350
                                                            ----------    ----------
    Total Current Liabilities                                    3,570         3,350
                                                            ----------    ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     -              -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 3,300,000 shares and 3,000,000 issued
      and outstanding, respectively                             3,300          3,000
  Additional Paid in capital                                  720,847        701,647
  Accumulated deficit                                        (534,264)      (463,301)
                                                           ----------     ----------
                                                              189,883        241,346
                                                           ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  193,453     $  244,696
                                                           ==========     ==========

(1)derived from audited financial statements.
See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 and 2008
(UNAUDITED)

                                                 2009           2008
                                              ----------     ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES    $(42,147)     $(27,795)

OTHER INCOME:
  Interest Income                                  2,379         3,294
                                                --------      --------

NET (LOSS)                                      $(39,768)     $(24,501)
                                                ========      ========
Basic and diluted (loss)
  per common share                                $(0.01)       $(0.01)
                                                  ======        ======
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,025,000     3,000,000
                                               =========     =========
    Diluted                                    3,025,000     3,000,000
                                               =========     =========


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008
(UNAUDITED)

                                                 2009           2008
                                              ----------     ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES    $(75,924)     $(51,461)

OTHER INCOME:
  Interest Income                                  4,960         6,957
                                                --------      --------

NET (LOSS)                                      $(70,964)     $(44,504)
                                                ========      ========
Basic and diluted (loss)
  per common share                                $(0.02)       $(0.01)
                                                  ======        ======
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,025,000     3,000,000
                                               =========     =========
    Diluted                                    3,025,000     3,000,000
                                               =========     =========


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008
(UNAUDITED)

                                                 2009         2008
                                              ----------   ----------
Cash flows from operating activities:
  Net (loss) from operations                   $ (70,964)    $ (44,504)
                                               ---------     ---------

 Adjustments to reconcile net (loss)
  to net cash (used in)
Operating activities:
  Stock based compensation                        12,000             -
  Increase in accounts payable                       221         3,749
 (Increase) in accrued interest receivable        (4,142)       (5,355)
                                               ---------     ---------
             Total adjustments to net (loss)       8,079        (1,606)
                                               ---------     ---------
  Net cash (used in) operating activities        (62,885)      (46,110)
                                               ---------     ---------
Cash flows from investing activities                   -             -
                                               ---------     ---------
    Net cash provided by (used in) investing
      activities                                       -             -
                                               ---------     ---------
Cash flows from financing activities
   Advances to affiliates                              -        (4,000)
   Repayments of advances to affiliates                -        10,000
   Issuance of common stock, net                   7,500             -
                                               ---------     ---------
    Net cash provided by (used in) financing
      activities                                   7,500         6,000
                                               ---------     ---------

    Net (decrease) in cash and
      cash equivalents                           (55,385)      (40,110)
  Cash and cash equivalents, beginning of
    Year                                         124,156       208,406
                                                --------     ---------
  Cash and cash equivalents, end of period      $ 68,771      $168,296
                                                ========      ========

   See accompanying notes to the unaudited financial statements.

Supplemental cash flow information:
  Cash paid for interest                      $        -   $        -
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $        -
                                              ==========   ==========







See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the December 31, 2008 financial statements and notes thereto contained in the Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009.

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009 and 2008, the Company paid affiliated entities $19,000 and $26,800 respectively for rent, office expenses, and consulting fees.

During the three months ended June 30, 2009 and 2008, the Company paid affiliated entities $7,000 and $13,750, respectively for rent, office expenses and consulting fees.

During the three months ended June 30, 2008, the Company advanced $4,000 to related parties. The note was payable on demand and bears interest at 6% per annum. Of this amount, $2,000 was repaid prior to June 30, 2008. The balance of the note was repaid subsequent to June 30, 2008.

During the three months ended March 31, 2007, the Company advanced $105,000 to related parties. The notes are payable on demand and bear interest at 8% per annum.

On June 16, 2009, the Company sold 300,000 shares of its common stock to a shareholder and two officers of the Company at $.25 per share.

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

 (c) Stock Based Compensation Expenses 2009: In conjunction with the stock purchases during the three months ended June 30, 2009 pursuant to accounting rules and principles applicable to stock sales in related party transactions, the Company recorded a $12,000 non-cash increase in its "additional paid in capital" account and recorded non-cash transaction expense for the same amount. The accounting rules require that in related party transactions, a non-cash expense be recorded for the difference between "fair value" (as defined in the rules) and the selling price. Further, the transaction with the related party cannot be considered to represent "fair value" and cannot be viewed as an "arms-length transaction" for purposes of the application of the rule and for the related computation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Investing Activities.
---------------------
For the six months ended June 30, 2009 and 2008, Proguard Acquisition did not pursue any investing activities.

Financing Activities.
---------------------
For the six months ended June 30, 2009, the Company issued 300,000 common shares, at a price of $.025 per common share for a total of $7,500.

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

Results of Operations.
----------------------

The six months ended June 30, 2009 compared to six months ended June
30, 2008
----------------------------------------------------------------------
For the six months ended June 30, 2009, Proguard Acquisition had interest income of $4,960 and selling, general and administrative expenses of $75,924 resulting in a net loss of $(70,964).

Comparatively, for the six months ended June 30, 2008, Proguard
Acquisition had interest income of $6,957 and selling, general and administrative expenses of $51,461 resulting in a net loss of $(44,504).


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures

During the three months ended June 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. Not Applicable.

Item 2. Unregistered Sale of Securities and Use of Proceeds.
On June 16, 2009, the Company sold 300,000 shares of its common stock to a shareholder and two officers of the Company at $.25 per share.

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

Dated:  August 13, 2009

Proguard Acquisition Corp.

By  /s/Allerton Towne
    ------------------------
    Allerton Towne
    Chief Executive Officer
    Director