Form 10-Q
period 2009-09-30
Proguard Acquisition CORP
filed 2009-11-09
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2009
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Yes  [ x ]      No [   ]

The number of outstanding shares of the registrant's common stock, October 31, 2009: Common Stock - 3,300,000

PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements                                 Page
                                                               ----

Balance Sheets,
   September 30, 2009(unaudited) and December 31, 2008
    (audited)                                                    3
Statements of Operations for the
   Three and nine months ended September 30, 2009 and 2008
   (unaudited)                                                   4
Statements of Cash Flows for the
   nine months ended September 30, 2009
   and 2008(unaudited)                                           6
Notes to unaudited financial statements                          8

Item 2.   Management's Discussion and
           Analysis or Plan of Operation                        10

Item 3.   Quantitative and Qualitative Disclosures about
           Market Risk                                          11

Item 4T.  Controls and Procedures                               11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     12

Item 2.   Unregistered Sales of Equity Securities
           and Use of Proceeds                                  12

Item 3.   Default Upon Senior Securities                        12

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     12

Item 5.   Other Information                                     12

Item 6.   Exhibits                                              12

Signatures                                                      13

PROGUARD ACQUISITION CORP.
BALANCE SHEETS

                                                           September 30,    December 31,
                                                               2009             2008
                                                             --------       -----------
                                                             unaudited          (1)
                                ASSETS
Current assets:
  Cash                                                       $  49,218     $ 124,156
  Due from affiliates                                            6,087       120,540
                                                            ----------    ----------
    Total Current Assets                                    $   55,305    $  244,696
                                                            ==========    ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts Payable                                          $    4,270    $    3,350
                                                            ----------    ----------
    Total Current Liabilities                                    4,270         3,350
                                                            ----------    ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     -              -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 3,300,000 shares and 3,000,000 issued
      and outstanding, respectively                             3,300          3,000
  Additional Paid in capital                                  720,847        701,647
  Accumulated deficit                                        (673,112)      (463,301)
                                                           ----------     ----------
                                                               51,035        241,346
                                                           ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   55,305     $  244,696
                                                           ==========     ==========

(1)derived from audited financial statements.
See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(UNAUDITED)

                                                 2009           2008
                                              ----------     ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   $(139,054)     $(16,489)

OTHER INCOME:
  Interest Income                                    207         3,201
                                                --------      --------

NET (LOSS)                                     $(138,847)     $(13,288)
                                                ========      ========
Basic and diluted (loss)
  per common share                                $(0.04)       $(0.00)
                                                  ======        ======
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,118,015     3,000,000
                                               =========     =========
    Diluted                                    3,118,015     3,000,000
                                               =========     =========


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(UNAUDITED)

                                                 2009           2008
                                              ----------     ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   $(214,978)     $(67,950)

OTHER INCOME:
  Interest Income                                  5,167        10,157
                                                --------      --------

NET (LOSS)                                     $(209,811)     $(57,793)
                                                ========      ========
Basic and diluted (loss)
  per common share                                $(0.07)       $(0.02)
                                                  ======        ======
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,118,015     3,000,000
                                               =========     =========
    Diluted                                    3,118,015     3,000,000
                                               =========     =========


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(UNAUDITED)

                                                 2009         2008
                                              ----------   ----------
Cash flows from operating activities:
  Net (loss) from operations                   $(209,811)    $ (57,793)
                                               ---------     ---------

 Adjustments to reconcile net (loss)
  to net cash (used in)
Operating activities:
  Stock based compensation                        12,000             -
  Elimination of notes receivable                100,000             -
  Increase in accounts payable                       920         3,025
 (Increase)Decrease in accrued interest
    receivable                                    14,453        (5,971)
                                               ---------     ---------
             Total adjustments to net (loss)     127,373        (2,946)
                                               ---------     ---------
  Net cash (used in) operating activities        (82,438)      (60,739)
                                               ---------     ---------
Cash flows from investing activities                   -             -
                                               ---------     ---------
    Net cash provided by (used in) investing
      activities                                       -             -
                                               ---------     ---------
Cash flows from financing activities
   Advances to affiliates                              -        (4,000)
   Repayments of advances to affiliates                -        12,000
   Issuance of common stock, net                   7,500             -
                                               ---------     ---------
    Net cash provided by (used in) financing
      activities                                   7,500         8,000
                                               ---------     ---------

    Net (decrease) in cash and
      cash equivalents                           (74,938)      (52,739)
  Cash and cash equivalents, beginning of
    Year                                         124,156       208,406
                                                --------     ---------
  Cash and cash equivalents, end of period      $ 49,218      $155,667
                                                ========      ========

   See accompanying notes to the unaudited financial statements.

Supplemental cash flow information:
  Cash paid for interest                      $        -   $        -
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $        -
                                              ==========   ==========







See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the December 31, 2008 financial statements and notes thereto contained in the Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year ending December 31, 2009.

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009 and 2008, the Company paid affiliated entities $24,550 and $33,300 respectively for rent, office expenses, and consulting fees. In addition, the Company deemed a note due from a former subsidiary of the Company in the amount of $100,000 plus interest of $18,696 was uncollectible.

During the three months ended September 30, 2009 and 2008, the Company paid affiliated entities $5,550 and $13,750, respectively for rent, office expenses and consulting fees.

On June 16, 2009, the Company sold 300,000 shares of its common stock to a shareholder and two officers of the Company at $.025 per share.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Investing Activities.
---------------------
For the nine months ended September 30, 2009 and 2008, Proguard
Acquisition did not pursue any investing activities.

Financing Activities.
---------------------
For the nine months ended September 30, 2009, the Company issued
300,000 common shares, at a price of $.025 per common share for a total of $7,500.

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

Results of Operations.
----------------------

The nine months ended June 30, 2009 compared to nine months ended September 30, 2008
----------------------------------------------------------------------
For the nine months ended September 30, 2009, Proguard Acquisition had interest income of $5,167 and selling, general and administrative expenses of $214,978 resulting in a net loss of $(209,811).

Comparatively, for the nine months ended September 30, 2008, Proguard Acquisition had interest income of $10,157 and selling, general and administrative expenses of $67,950 resulting in a net loss of $(57,793).


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 2, 2009

Proguard Acquisition Corp.

By  /s/Allerton Towne
    ------------------------
    Allerton Towne
    Chief Executive Officer
    Director