Form 10-K
period 2009-12-31
PROGUARD ACQUISITION CORP
filed 2010-03-26
CIK 1300662

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

 [X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934
      For the fiscal year ended: December 31, 2009

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

                       2501 E. Commercial Blvd., Suite 207
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act
Yes [  ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[  ]

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

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of January 31, 2010 was 3,300,000 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

                        Proguard Acquisition Corp.
                               Form 10-K
               For the Fiscal Year Ended December 31, 2009

                            Table of Contents

                                                                  Page
                                 Part I

Item 1.  Business                                                  4
Item 1A. Risk Factors                                              5
Item 1B. Unresolved staff comments                                 5
Item 2.  Properties                                                5
Item 3.  Legal Proceedings                                         5
Item 4.  Submission of Matters to a Vote of Security Holders       6

                                 Part II

Item 5.  Market for Registrant's Common Equity, Related
           Stockholders Matters and Issuer Purchases of Equity
           Securities                                              7
Item 6.  Selected Financial Data                                   8
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     8
Item 7A. Quantitative and Qualitative Disclosures about
           Market Risk                                             9
Item 8.  Financial Statements and Supplementary Data               9
Item 9.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                    22
Item 9A. Controls and Procedures                                  22
Item 9B  Other Information                                        23

                                 Part III

Item 10.  Directors, Executive Officers and Corporate Governance  24
Item 11.  Executive Compensation                                  26
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters            27
Item 13.  Certain Relationships and Related Transactions, and
            Director Independence                                 28
Item 14.  Principal Accountant Fees and Services                  29

                                 Part IV

Item 15.  Exhibits, Financial Statement Schedules                 30

Signatures                                                        30

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

In determining the purchase price of the subsidiary, PPSI, to be paid by CSII and to be received by Proguard Acquisition, their respective managements considered the original purchase price paid by Proguard Acquisition to acquire PPSI in July of 2004, $100; the book value of the subsidiary at the time of the transaction; the outstanding unpaid principal loan amount owed by the subsidiary to the Purchaser and the circumstance that the unpaid loan obligation would be extinguished with completion of the purchase and sale transaction. Following consideration of all of those factors, the parties agreed to disposition, sale and purchase of the subsidiary for a purchase price amounting to book value plus an additional sum of approximately $100,000. Proguard Acquisition was informed that the source of funds used by the Purchaser, CSII, to acquire Proguard Acquisition's subsidiary was the Purchaser's working capital. No part of the consideration used was borrowed from a bank or otherwise.

Employees
---------
We presently have no full-time employees and no part-time employees.


ITEM 1A.  RISK FACTORS

Not applicable


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable


ITEM 2.   PROPERTIES.

Our executive offices located at 2501 E. Commercial Boulevard, Suite 207, Fort Lauderdale, FL 33308 consist of 900 square feet and are verbally leased from Financial Communications, Inc., an affiliated entity, at the rate of $1,750 per month on a month-to-month basis.


ITEM 3.   LEGAL PROCEEDINGS.

Proguard Acquisition management is aware of no pending or threatened litigation. During the fourth quarter of the fiscal year ended
December 31, 2009, Proguard Acquisition was not a party to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year ended December 31, 2009, no matters were submitted to a vote of Proguard Acquisition's security holders, through the solicitation of proxies.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Item 5(a)	Market Information

a) Market Information. The registrant's common shares are listed on the NASD Over the Counter Bulletin Board under the symbol PGRD. As of December 31, 2009, there was only a limited market for registrant's common shares.

The following table sets forth the range of high and low bid quotations for the registrant's common stock. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter  Ended                 High Bid             Low Bid
             3/31/08                     .95                   .25
             6/30/08                     .95                   .50
             9/30/08                     .72                   .26
            12/31/08                     .90                   .25
             3/31/09                     .25                   .40
             6/30/09                     .20                   .35
             9/30/09                     .25                   .40
            12/31/09                     .18                   .35

b) Holders. At February 28, 2010, there were approximately 90 shareholders and ten warrant holders of the registrant.

c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  None.


    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

Not applicable


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

Financing Activities. For the year ended December 31, 2009 and 2008, Proguard Acquisition received proceeds from sales of common stock of $7,500 and received net proceeds of $8,000 from affiliates, respectively.

Investing Activities. For the year ended December 31, 2009 and 2008, Proguard Acquisition did not pursue any investing activities.

Results of Operations. For the years ended December 31, 2009 and 2008, we did not receive any revenues from continuing operations. We earned interest income of $5,350 for the year ended December 31, 2009 compared to $13,141 for the year ended December 31, 2008.

For the year ended December 31, 2009, we had a loss from continuing operations of $(225,168) compared to ($85,284) for the year ended
December 31, 2008.

General and administrative expenses for the year ended December 31, 2009 were $230,518 compared to $98,425 for the prior year. These expenses principally consisted of professional and consulting fees, and office expense. The increase in general and administrative expenses was largely due to a bad debt.

As a result, we incurred a net loss of $(225,158) for the year ended December 31, 2009 compared to net loss of $(85,284) for the year ended December 31, 2008.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        PROGUARD ACQUISITION CORP.
                                Index to
                         Financial Statements

                                                              Page
                                                           ----------

Report of Independent Registered Public Accounting Firm          10

Balance Sheets at December 31, 2009 and 2008                     11

Statements of Operations for the years ended
 December 31, 2009 and 2008                                      12

Statement of Changes in Stockholders' Equity
 for the years ended December 31, 2009 and 2008                  13

Statements of Cash Flows for the years ended
 December 31, 2009 and 2008                                      14

Notes to Financial Statements                                    15

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Proguard Acquisition Corp.
Ft. Lauderdale, Florida

We have audited the balance sheets of Proguard Acquisition Corp. as of December 31, 2009 and 2008, and the accompanying related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proguard Acquisition Corp. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit as of December 31, 2009 and no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Sherb & Co., LLP
March 12, 2010                       Certified Public Accountants
Boca Raton, Florida

PROGUARD ACQUISITION CORP.
Balance Sheets

ASSETS
                                           December 31,    December 31,
                                              2009             2008
                                           -----------     -----------
Current assets:
   Cash                                     $  31,852        $ 124,156
   Due from affiliates                          6,189          120,540
                                            ---------        ---------
        Total current assets                $  38,041        $ 244,696
                                            =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                            $   2,363        $   3,350
                                            ---------        ---------
Stockholders' equity:
   Preferred stock, $0.001 par value,
    5,000,000 shares authorized, no shares
    issued or outstanding                           -                -
   Common stock, $0.001 par value,
     50,000,000 shares authorized, 3,300,000
     shares issued and outstanding in 2009
     and 3,000,000 shares issued and
     outstanding in 2008                        3,300            3,000
   Additional paid-in capital                 720,847          701,647
   Accumulated deficit                       (688,469)        (463,301)
                                            ---------        ---------
                                               35,678          241,346
                                            ---------        ---------
Total liabilities and stockholders' equity  $  38,041        $ 244,696
                                            =========        =========

            See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS

                                              For the years ended
                                                 December 31,
                                            2009               2008
                                        ----------          ----------
Interest Income                         $    5,350          $   13,141
                                        ----------          ----------
General and administrative
  expenses                                (230,518)            (98,425)
                                        ----------          ----------
NET (LOSS)                              $ (225,168)         $  (85,284)
                                        ==========          ==========
Net (loss) per common share:
Basic and diluted (loss)
  per common share                      $     (.07)         $     (.03)
                                        ==========          ==========
Weighted average number of common
  shares and common equivalent shares
     Basic                               3,163,562           3,000,000
                                        ==========          ==========
     Diluted                             3,163,562           3,000,000
                                        ==========          ==========

                   See accompanying notes to the financial statements.

                     PROGUARD ACQUISITION CORP.
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

                                 Common Stock  Additional
                                 ------------    Paid-in    Accumulated
                              Shares    Amount   Capital     Deficit     Total
                              ------    ------   -------     ---------   -----
Balance, December 31, 2007  3,000,000   $  3,000  $ 701,647  $(378,017) $326,630
Net (Loss)                          -          -          -    (85,284)  (85,284)
                            ---------   --------  ---------  ---------  --------
Balance, December 31, 2008  3,000,000      3,000    701,647   (463,301)  241,346
Sale of Stock to Related
  Party                       300,000        300     19,200          -    19,500
Net (Loss)                          -          -          -   (225,168) (225,168)
                            ---------   --------  ---------  ---------  --------
Balance, December 31, 2009  3,300,000   $  3,300  $ 720,847  $(688,469) $ 35,678
                            =========   ========  =========  =========  ========

            See accompanying notes to the financial statements.

                     PROGUARD ACQUISITION CORP.
                      STATEMENTS OF CASH FLOWS

                                                  For the years ended
                                                    December 31,
                                                2009            2008
                                               ------          ------
Cash flows from operating activities:
 Net (loss)                                 $ (225,168)     $  (85,284)
                                            ----------      ----------
 Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
  Stock based compensation                      12,000               -
  Elimination of notes receivable              100,000               -
  Accrued interest due from affiliates          14,351          (8,066)
  Increase (decrease) in accounts payable         (987)          1,100
                                            ----------      ----------
        Total adjustments to net (loss)        125,364          (6,966)
                                            ----------      ----------
  Net cash (used in) operating activities      (99,804)        (92,250)
                                            ----------      ----------
Cash flows from investing activities                 -               -
                                            ----------      ----------
Cash flows from financing activities:
 Issuance of common stock, net                   7,500               -
 Advances to affiliates                              -          (4,000)
 Repaid by affiliates                                -          12,000
                                           -----------      ----------
  Net cash provided by financing
    activities                                   7,500           8,000
                                            ----------      ----------
  Net (decrease) in cash                       (92,304)        (84,250)

Cash, beginning of year                        124,156         208,406
                                            ----------      ----------
Cash, end of year                           $   31,852      $  124,156
                                            ==========      ==========

Supplemental cash flow information:
  Cash paid for interest                    $        -      $        -
                                            ==========      ==========
  Cash paid for income taxes                $        -      $        -
                                            ==========      ==========

See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Net Income (Loss) Per Common Share.

Basic earnings per share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon conversion of preferred shares, exercise of stock options and warrants (calculated using the reverse treasury stock method). The dilutive common shares equivalents, including convertible notes, preferred stock and warrants, are not included in the computation of diluted earnings per share, because the inclusion would be anti-dilutive.

For the net-loss period ended December 31, 2008, we excluded any effect of the 289,250 warrants as their effect would be anti-dilutive. As of December 31, 2009, the warrants have expired.

Income Taxes.

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax asset and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates. A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will be not realized.

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

Share-Based Payments.

Effective January 1, 2006, the Company has fully adopted the provisions of ASC Topic 718 "Compensation - Stock Compensation" and related interpretations. As such, compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Going Concern.

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

Recent Accounting Pronouncements.

In May 2009, the FASB issued an accounting standard update, which establishes the accounting for and disclosures of subsequent events. The Company adopted this accounting standard update during the three months ended June 30, 2009. The adoption of this accounting standard update did not have material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 ("ASU 2009-01"), which establishes the FASB Accounting Standards CodificationTM as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted ASU 2009-01 during the three months ended September 30, 2009 and its adoption did not have any impact on the Company's consolidated financial statements.

Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 1-5, FASB Accounting Standards Codification ("ASC 105"). The statement confirmed that the FASB Accounting Standards Codification (the "Codification") is the single official source of authoritative GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related literature. The Codification does not change GAAP. Instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research.

In May 2009, the FASB issued ASC 855, Subsequent Events ("ASC 855"), which established the principles and requirements for the recognition and disclosure of events or transactions occurring after the balance sheet date in the financial statements. In particular, ASC 855: (i) identifies the period after the balance sheet date during which management of the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) identifies the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) requires certain expanded disclosures in the financial statements about events or transactions that occurred after the balance sheet date. ASC 855 is effective for the Company's financial statements for the period beginning on April 1, 2009. The adoption of ASC 855 had no effect on the Company's financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effect for interim periods beginning after August 28, 2009. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

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

NOTE 3.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009 and 2008, the Company paid an affiliated entity $29,800 and $35,000, respectively, in rent, administration and taxes.


NOTE 4.  DUE FROM AFFILIATE

Due from affiliates consists of $6,189 due from affiliates, including accrued interest of $1,189. The note is payable on demand and bears interest at 8% per annum.

At December 31, 2008, due from affiliates consists of $100,000 from a former subsidiary, $20,540 due from affiliates, including interest of $15,540. The notes bear interest at 8% per annum and are due on demand.


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

The income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate to net income (loss) before income taxes for the years ended December 31, 2009 and 2008, as shown:

                                             2009        2008
                                            ------      ------
Tax expense (benefit) at the federal
   statutory rate                         $(78,750)   $(29,750)
State taxes, net of federal benefit         (8,325)     (3,250)
Increase (decrease) in valuation allowance  87,075      33,000
                                          --------     -------
Tax expense (benefit)                     $      -     $     -
                                          ========     =======

The components of the deferred tax asset and deferred tax liability at December 31, 2009 and 2008 are as follows:

                                             2009         2008
                                            ------       ------
Deferred tax asset:
   Federal net operating loss
     carry forwards                        $265,000    $178,000
   State net operating loss carry
    forwards                                      -           -
   Valuation allowance                     (265,000)   (178,000)
                                           --------    --------
                                           $      -    $      -
                                           ========    ========

As of December 31, 2009, the Company has a net operating loss carryforward of approximately $688,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2028 subject to IRS Code Section 382 limits.

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

No warrants were exercised during the year ended December 31, 2009. At December 31, 2008, there were 289,250 warrants outstanding.

Sale of Stock to Related Party 2009: 300,000 shares were sold to a related party for gross proceeds of $7,500. In conjunction with the stock purchases during the year ended December 31, 2009, pursuant to accounting rules and principles applicable to stock sales in related party transactions, the Company recorded a $12,000 non-cash increase in its "additional paid in capital" account and recorded non-cash transaction expense for the same amount. The accounting rules require that in related party transactions, a non-cash expense be recorded for the difference between "fair value" (as defined in the rules) and the selling price. Further, the transaction with the related party cannot be considered to represent "fair value" and cannot be viewed as an "arms-length transaction" for purposes of the application of the rule and for the related computation.

In the first quarter of 2007, the Company acted as an agent between a potential buyer and its shareholders on a sale of stock. The potential buyer did not execute in a timely manner, so the funds received were forfeited and distributed to the shareholders.

NOTE 7.  SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred through March 12, 2010, the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures show, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management's Annual Report on Internal Control over Financial
Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and concluded that it is effective.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2009. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B.  OTHER INFORMATION.

None

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

The directors and executive officers are as follows:

NAME                           POSITIONS HELD              SINCE
Allerton Towne, age 68      Chief Executive Officer/      August 7, 2007
                                  Director               to present

Frank R. Bauer, age 65       President/ Director          Inception
                                                          to present

Norman H. Becker, age 72    Treasurer/CFO/Controller/     Inception
                                Director                  to present

Ricardo A. Rivera, age 39       Vice President/
                             Secretary/Director           Inception
                                                          To present

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

Section 16(a).  Beneficial Ownership Reporting Compliance

To the registrant's knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities o the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2008.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following shows the annual salaries, bonuses and stock options for our executive officers:

                       SUMMARY COMPENSATION TABLE
                          Annual Compensation          Long-Term Compensation
                          -------------------          ----------------------
                                                   Awards                 Payouts
                                                -----------------------------------------
Name and                                           Other       Restricted        Options/      All
Principal                                          Annual        Stock           LTIP         Other
Position            Year    Salary   Bonus(2)   Compensation    Awards     SARS  Payouts   Compensation
---------           ----    ------   --------   ------------   ----------  ----  --------  ------------

Allerton Towne      2009      --     --           --            --       --      --          --
CEO                 2008      --     --           --            --       --      --          --
                    2007      --     --           --            --       --      --          --

Frank R. Bauer      2009      --     --           --            --       --      --          --
Former CEO          2008      --     --           --            --       --      --          --
                    2007      --     --           --            --       --      --          --

Norman H. Becker    2009      --     --           --            --       --      --          --
CFO(1)              2008      --     --           --            --       --      --          --
                    2007      --     --           --            --       --      --          --

Ricardo A. Rivera   2009      --     --           --            --       --      --          --
VP                  2008      --     --           --            --       --      --          --
                    2007      --     --           --            --       --      --          --

All Executive
Officers            2009      --     --           --            --       --      --          --
As a Group          2008      --     --           --            --       --      --          --
4 Persons           2007      --     --           --            --       --      --          --

(1) Norman H. Becker P.A., an entity controlled by Mr. Becker, an officer and director, was paid $14,870 for various accounting services during the year ending December 31, 2009.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tabulates holdings of shares of Proguard Acquisition by each person or entity who, subject to the above, as of December 31, 2009, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Proguard Acquisition, individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Name of Beneficial Owners       Common Stock
                              Beneficially Owned   Percentage Owned
Allerton Towne                600,000 indirectly       18.18%
1960 NE 30th Court
Lighthouse Point, FL 33064

Frank R. Bauer                565,000                  17.12%
710 Cactus Flats Road
Carbondale, Colorado 91623

Norman H. Becker              160,500                   4.86%
1909 Tyler Street, #603
Hollywood, FL 33020

Ricardo A. Rivera              70,000                   2.12%
1422 North Royal Cove Circle
Davie, FL 33325

Directors and Officers,
   as a group                 795,500 directly         24.11%
                              600,000 indirectly       18.18%
                            ---------                  ------
   Total Directors and
    Officers as a group     1,395,000                  42.27%

Other 5% holder

Plymouth Capital, Inc.(1)     600,000                  18.18%
17551 Weeping Willow Trail
Boca Raton, FL 33487

Based upon 3,300,000 issued and outstanding as of December 31, 2009.

1. Plymouth Capital, Inc. is controlled by Allerton Towne, an officer and director of Proguard Acquisition.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

During the year ended December 31, 2009 and 2008, Proguard Acquisition paid an affiliated entity $29,800 and $35,000.

As of December 31, 2009, there is a note payable to a related party in the amount of $6,189, including interest. The note is payable on demand and bears interest at 8% per annum. There were no repayments during 2009 and 2008.

Director Independence

The registrant's board of directors consists of Allerton Towne, Frank Bauer, Norman Becker and Ricardo Rivera. None of the directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal years ended December 31, 2009 and December 31, 2008, there were no transactions with related persons other than as described in the section above.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   We incurred aggregate fees and expenses of $14,250 and
$14,250 from Sherb & Co., LLP, respectfully for the 2009 and 2008 fiscal years. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees.   We did not incur any aggregate tax fees and expenses from
Sherb & Co., LLP for the 2009 and 2008 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We incurred non-audit related fees of $0 and $0 from
Sherb & Co., LLP during fiscal 2009 and 2008. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2009 and 2008 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Sherb & Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm
Balance Sheet at December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009 and 2008 Statement of Changes in Stockholders' Equity for the years ended
December 31, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2009 and 2008 Notes to Financial Statements

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

Date:    March 26, 2010

Proguard Acquisition Corp.

/s/Allerton Towne
------------------------------
By: Allerton Towne/CEO

In accordance with the requirements of the Securities Exchange
Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Proguard Acquisition Corp.
(Registrant)
By: /s/Frank R. Bauer                          Dated: March 26, 2010
    Director

By: /s/Norman Becker                           Dated: March 26, 2010
    Controller, Chief Financial Officer
    Director

By: /s/Ricardo A. Rivera                       Dated: March 26, 2010
     Director

By: /s/Allerton Town                           Dated: March 26, 2010
     Director