Form 10-Q
period 2010-03-31
PROGUARD ACQUISITION CORP
filed 2010-05-14
CIK 1300662

+SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2010

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

Yes  [ x ]      No [   ]

The number of outstanding shares of the registrant's common stock, April 30, 2010: Common Stock - 3,300,000

PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements                                 Page
                                                               ----

Balance Sheets,
   March 31, 2010(unaudited) and December 31, 2009 (audited)     3
Statements of Operations for the
   Three months ended March 31, 2010 and 2009
   (unaudited)                                                   4
Statements of Cash Flows for the
   three months ended March 31, 2010
   and 2009(unaudited)                                          5-6
Notes to unaudited financial statements                          7

Item 2.   Management's Discussion and
           Analysis or Plan of Operation                         8

Item 3.   Quantitative and Qualitative Disclosures about
           Market Risk                                           9

Item 4T.  Controls and Procedures                                9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     10

Item 2.   Unregistered Sales of Equity Securities
           and Use of Proceeds                                  10

Item 3.   Default Upon Senior Securities                        10

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     10

Item 5.   Other Information                                     10

Item 6.   Exhibits                                              10

Signatures                                                      11

PROGUARD ACQUISITION CORP.
BALANCE SHEETS
MARCH 31, 2010 and DECEMBER 31, 2009

                                                             March 31,      December 31,
                                                               2010             2009
                                                             --------       -----------
                                                             (Unaudited)        (1)
                                ASSETS
Current assets:
  Cash                                                       $  13,141     $  31,852
  Due from affiliates                                            6,288         6,189
                                                            ----------    ----------
    Total Current Assets                                     $  19,429    $   38,041
                                                            ==========    ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts Payable                                          $    4,688    $    2,363
                                                            ----------    ----------
    Total Current Liabilities                                    4,688         2,363
                                                            ----------    ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     -              -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 3,300,000 shares issued and outstanding       3,300          3,300
  Additional Paid in capital                                  720,847        720,847
  Accumulated deficit                                        (709,406)      (688,469)
                                                           ----------     ----------
                                                               14,741         35,678
                                                           ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   19,429     $   38,041
                                                           ==========     ==========

(1)derived from audited financial statements.
See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(UNAUDITED)

                                                  2010           2009
                                              ----------     ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES    $(21,046)     $(33,776)

OTHER INCOME:
  Interest Income                                    109         2,581
                                                --------      --------

NET (LOSS)                                      $(20,937)     $(31,195)
                                                ========      ========
Basic and diluted (loss)
  per common share                                $(0.01)       $(0.01)
                                                  ======        ======
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,300,000     3,000,000
                                               =========     =========
    Diluted                                    3,300,000     3,000,000
                                               =========     =========


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009
(UNAUDITED)

                                                  2010         2009
                                               ----------   ----------
Cash flows from operating activities:
  Net (loss) from operations                   $ (20,937)    $ (31,195)
                                               ---------     ---------

 Adjustments to reconcile net (loss)
  to net cash provided by (used in)
Operating activities:
  Increase in accounts payable                     2,325         1,775
 (Increase) in accrued interest receivable           (99)        (2,071)
                                               ---------     ---------
             Total adjustments to net (loss)       2,226          (296)
                                               ---------     ---------
  Net cash (used in) operating activities        (18,711)      (31,491)
                                               ---------     ---------
Cash flows from investing activities                   -             -
                                               ---------     ---------
    Net cash provided by (used in) investing
      activities                                       -             -
                                               ---------     ---------
Cash flows from financing activities                   -             -
                                               ---------     ---------
    Net cash provided by (used in) financing
      activities                                       -             -
                                               ---------     ---------

    Net (decrease) in cash and
      cash equivalents                           (18,711)      (31,491)
  Cash and cash equivalents, beginning of
    Year                                          31,852       124,156
                                                --------     ---------
  Cash and cash equivalents, end of period      $ 13,141      $ 92,665
                                                ========      ========

Supplemental cash flow information:
  Cash paid for interest                      $        -   $        -
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $        -
                                              ==========   ==========







See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the December 31, 2009 financial statements and notes thereto contained in the Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010 and 2009, the Company paid affiliated entities $5,250 and $8,750 respectively for rent, office expenses, and consulting fees.

On June 16, 2009, the Company sold 300,000 shares of its common stock to a shareholder and two officers of the Company at $0.25 per share.


NOTE 3.  Stockholders' Equity

A. Stock Based Compensation Expenses 2009: In conjunction with the stock purchases during the three months ended June 30, 2009 pursuant to accounting rules and principles applicable to stock sales in related party transactions, the Company recorded a $12,000 non-cash increase in its "additional paid in capital" account and recorded non-cash transaction expense for the same amount. The accounting rules require that in related party transactions, a non-cash expense be recorded for the difference between "fair value" (as defined in the rules) and the selling price. Further, the transaction with the related party cannot be considered to represent "fair value" and cannot be viewed as an "arms-length transaction" fro purposes of the application of the rule and for the related computation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financing Activities.
---------------------
For the three months ended March 31, 2010 and 2009, Proguard
Acquisition did not pursue any financing activities.

Investing Activities.
---------------------
For the three months ended March 31, 2010 and 2009, Proguard
Acquisition did not pursue any investing activities.

Critical Accounting Policies.
-----------------------------
Proguard Acquisition has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of Proguard Acquisition's financial statements. The significant accounting policies of Proguard Acquisition are described in the notes to the unaudited consolidated financial statements included in this report and in the notes to the audited consolidated financial statements included in Proguard Acquisition's 2009 Annual Report.

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

Results of Operations.
----------------------

The three months ended March 31, 2010 compared to three months ended March 31, 2009
----------------------------------------------------------------------
For the three months ended March 31, 2010, Proguard Acquisition had interest income of $109 and selling, general and administrative expenses of ($21,046) resulting in a net loss of $(20,937).

Comparatively, for the three months ended March 31, 2009, Proguard Acquisition had interest income of $2,581 and selling, general and administrative expenses of $(33,776) resulting in a net loss of $(31,195).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  May 13, 2010

Proguard Acquisition Corp.

By  /s/Allerton Towne
    ------------------------
    Allerton Towne
    Chief Executive Officer
    Director