Form 10-Q
period 2010-09-30
PROGUARD ACQUISITION CORP
filed 2010-11-12
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2010
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

               2501 East Commercial Blvd., Suite 207
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

Yes  [x]      No [ ]

The number of outstanding shares of the registrant's common stock, November 10, 2010: Common Stock - 3,300,000

PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements                                 Page
                                                               ----

Balance Sheets,
   September 30, 2010(unaudited) and December 31, 2009 (audited) 3 Statements of Operations for the three and nine months ended
  September 30, 2010 and 2009 (unaudited)                        4-5
Statements of Cash Flows for the nine months ended September 30,
   2010 and 2009(unaudited)                                      6
Notes to unaudited financial statements                          7

Item 2.   Management's Discussion and
           Analysis or Plan of Operation                         9

Item 3.   Quantitative and Qualitative Disclosures about
           Market Risk                                          10

Item 4.  Controls and Procedures                                10

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     11

Item 2.   Unregistered Sales of Equity Securities
           and Use of Proceeds                                  11

Item 3.   Default Upon Senior Securities                        11

Item 4.   (Removed and Reserved)                                11

Item 5.   Other Information                                     11

Item 6.   Exhibits                                              11

Signatures                                                      11

PROGUARD ACQUISITION CORP.
BALANCE SHEETS

                                                          September 30,      December 31,
                                                               2010             2009
                                                             --------       -----------
                                                             unaudited          (1)
                                ASSETS
Current assets:
  Cash                                                      $    1,396    $   31,852
  Due from affiliates                                                -         6,189
                                                            ----------    ----------
    Total Current Assets                                    $    1,396    $   38,041
                                                            ==========    ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts Payable                                          $    8,488    $    2,363
  Due to affiliates                                              7,137             -
                                                            ----------    ----------
    Total Current Liabilities                                   15,625         2,363
                                                            ----------    ----------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                      -             -
  Common stock, $0.001 par value, 50,000,000 shares
      authorized, 3,300,000 shares issued
      and outstanding                                           3,300          3,300
  Additional Paid in capital                                  720,847        720,847
  Accumulated deficit                                        (738,376)      (688,469)
                                                           ----------     ----------
                                                              (14,229)        35,678
                                                           ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    1,396     $   38,041
                                                           ==========     ==========

(1)derived from audited financial statements.
See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
(UNAUDITED)

                                                 2010           2009
                                              ----------     ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES    $ (8,340)    $(139,054)

OTHER INCOME:
  Interest Income                                      -           207
                                                --------      --------

NET (LOSS)                                      $ (8,340)    $(138,847)
                                                ========      ========
Basic and diluted (loss)
  per common share                                $(0.00)       $(0.04)
                                                  ======        ======
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,300,000     3,118,015
                                               =========     =========
    Diluted                                    3,300,000     3,118,015
                                               =========     =========


See accompanying notes to the unaudited financial statements.

                      PROGUARD ACQUISITION CORP.
                       STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
                            (UNAUDITED)

                                                 2010           2009
                                              ----------     ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES    $(50,092)    $(214,978)

OTHER INCOME:
  Interest Income                                    185         5,167
                                                --------     ---------

NET (LOSS)                                      $(49,907)    $(209,811)
                                                ========     =========
Basic and diluted (loss)
  per common share                                $(0.02)       $(0.07)
                                                  ======        ======
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,300,000     3,118,015
                                               =========     =========
    Diluted                                    3,300,000     3,118,015
                                               =========     =========


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
(UNAUDITED)

                                                 2010         2009
                                              ----------   ----------
Cash flows from operating activities:
  Net (loss) from operations                   $ (49,907)    $(209,811)
                                               ---------     ---------

 Adjustments to reconcile net (loss)
  to net cash (used in)
Operating activities:
  Stock based compensation                             -        12,000
  Elimination of notes receivable                      -       100,000
  Increase in accounts payable                     6,125           920
  Decrease in accrued interest
   receivable                                      1,189        14,453
                                               ---------     ---------
             Total adjustments to net (loss)       7,314       127,373
                                               ---------     ---------
  Net cash (used in) operating activities        (42,593)      (82,438)
                                               ---------     ---------
Cash flows from investing activities                   -             -
                                               ---------     ---------
    Net cash provided by (used in) investing
      activities                                       -             -
                                               ---------     ---------
Cash flows from financing activities
   Advances from affiliates                        7,137             -
   Repayments of advances to affiliates            5,000             -
   Issuance of common stock, net                       -         7,500
                                               ---------     ---------
    Net cash provided by financing
      activities                                  12,137         7,500
                                               ---------     ---------
    Net (decrease) in cash and
      cash equivalents                           (30,456)      (74,938)
  Cash and cash equivalents, beginning of
    Year                                          31,852       124,156
                                               ---------     ---------
  Cash and cash equivalents, end of period     $   1,396     $  49,218
                                               =========     =========
Supplemental cash flow information:
  Cash paid for interest                       $       -     $       -
                                               =========     =========
  Cash paid for income taxes                   $       -     $       -
                                               =========     =========

See accompanying notes to the unaudited financial statements.

                       PROGUARD ACQUISITION CORP.
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2010
                               (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the December 31, 2009 financial statements and notes thereto contained in the Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results for the full fiscal year ending December 31, 2010.

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010 and 2009, the Company paid affiliated entities $9,050 and $24,550 respectively for rent, office expenses, and consulting fees.

During the three months ended September 30, 2010 and 2009, the Company paid affiliated entities $750 and $5,550, respectively for rent, office expenses and consulting fees.

On June 16, 2009, the Company sold 300,000 shares of its common stock to a shareholder and two officers of the Company at $.025 per share.

During the nine months ended September 30, 2010, the Company borrowed $7,137 from related parties. During the three months ended June 30, 2010, the Company received $5,000 from a related party to repay funds advanced.


NOTE 3.  Stockholders' Equity

Stock Based Compensation Expenses 2009: In conjunction with the stock purchases during the three months ended June 30, 2009 pursuant to accounting rules and principles applicable to stock sales in related party transactions, the Company recorded a $12,000 non-cash increase in its "additional paid in capital" account and recorded non-cash transaction expense for the same amount. The accounting rules require that in related party transactions, a non-cash expense be recorded for the difference between "fair value" (as defined in the rules) and the selling price. Further, the transaction with the related party cannot

                      PROGUARD ACQUISITION CORP.
                 NOTES TO UNAUDITED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2010
                             (UNAUDITED)

NOTE 3.  Stockholders' Equity(continued)

be considered to represent "fair value" and cannot be viewed as an "arms-length transaction" for purposes of the application of the rule and for the related computation.

NOTE 4.  Subsequent Events

Management has evaluated the adequacy of financial statement disclosures through the date of filing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Investing Activities.
---------------------
For the nine months ended September 30, 2010 and 2009, Proguard
Acquisition did not pursue any investing activities.

Financing Activities.
---------------------
For the nine months ended September 30, 2010, Proguard Acquisition received $5,000 on repayments of advances to affiliates and received $7,137 in advances from affiliates.

For the nine months ended September 30, 2009, the Company issued
300,000 common shares, at a price of $.025 per common share for a total of $7,500.

Results of Operations.
----------------------
The nine months ended September 30, 2010 compared to nine months ended September 30, 2009
--------------------------------------------------------------------
For the nine months ended September 30, 2010, Proguard Acquisition had interest income of $185 and selling, general and administrative expenses of $50,092 resulting in a net loss of $(49,907).

Comparatively, for the nine months ended September 30, 2009, Proguard Acquisition had interest income of $5,167 and selling, general and administrative expenses of $214,978 resulting in a net loss of $(209,811).

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies


Item 4.  Controls and Procedures

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        Not Applicable

Item 2. Unregistered Sale of Securities and Use of Proceeds
        None

Item 3. Defaults Upon Senior Securities
        Not Applicable

Item 4. (Removed and Reserved)

Item 5. Other Information. Not Applicable

Item 6. Exhibits

         31 - 302 Certifications
         32 - 906 Certifications


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 2010

Proguard Acquisition Corp.

By  /s/Allerton Towne
    ------------------------
    Allerton Towne
    Chief Executive Officer

By  /s/Norman Becker
    ------------------------
    Norman Becker
    Chief Financial Officer