Form 10-K
period 2010-12-31
PROGUARD ACQUISITION CORP
filed 2011-03-25
CIK 1300662

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

 [X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934
      For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [ ]      No [ ]

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

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.001 par value common stock held by non-affiliates of the registrant was approximately $158,400.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 25, 2011 was 3,300,000 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

                        Proguard Acquisition Corp.
                               Form 10-K
               For the Fiscal Year Ended December 31, 2010

                            Table of Contents

                                                                  Page
                                 Part I

Item 1.  Business                                                  4
Item 1A. Risk Factors                                              5
Item 1B. Unresolved staff comments                                 5
Item 2.  Properties                                                5
Item 3.  Legal Proceedings                                         5
Item 4. (Removed and Reserved)                                     6

                                 Part II

Item 5.  Market for Registrant's Common Equity, Related
           Stockholders Matters and Issuer Purchases of Equity
           Securities                                              7
Item 6.  Selected Financial Data                                   8
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     8
Item 7A. Quantitative and Qualitative Disclosures about
           Market Risk                                             9
Item 8.  Financial Statements and Supplementary Data               9
Item 9.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure                    22
Item 9A. Controls and Procedures                                  22
Item 9B  Other Information                                        23

                                 Part III

Item 10.  Directors, Executive Officers and Corporate Governance  24
Item 11.  Executive Compensation                                  26
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters            27
Item 13.  Certain Relationships and Related Transactions, and
            Director Independence                                 28
Item 14.  Principal Accountant Fees and Services                  29

                                 Part IV

Item 15.  Exhibits, Financial Statement Schedules                 30

Signatures                                                        30

                               PART I

ITEM 1.  BUSINESS

We are currently not conducting any business and have had no operating revenues since the sale of our wholly owned subsidiary on October 2, 2006.

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


ITEM 3.   LEGAL PROCEEDINGS.

Proguard Acquisition management is aware of no pending or threatened litigation. During the fourth quarter of the fiscal year ended
December 31, 2010, Proguard Acquisition was not a party to any legal proceedings.


ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

	Item 5(a)	Market Information

a) Market Information. The registrant's common shares are listed on the FINRA Over the Counter Bulletin Board under the symbol PGRD. As of December 31, 2010, there was only a limited market for registrant's common shares.

The following table sets forth the range of high and low bid quotations for the registrant's common stock. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter  Ended                 High Bid             Low Bid
             3/31/09                     .25                   .40
             6/30/09                     .20                   .35
             9/30/09                     .25                   .40
            12/31/09                     .18                   .35
             3/31/10                     .35                   .14
             6/30/10                     .175                  .09
             9/30/10                     .23                   .07
            12/31/10                     .41                   .06

b) Holders. At March 25, 2011, there were approximately 90 shareholders and ten warrant holders of the registrant.

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

Not applicable


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties. We are no longer conducting any material operations since the sale of our wholly owned subsidiary on October 2, 2006. We have not yet determined what operations, if any, we intend to pursue.

Investing Activities. For the year ended December 31, 2010 and 2009, Proguard Acquisition did not pursue any financing activities.

Financing Activities. For the year ended December 31, 2010, Proguard Acquisition borrowed $13,037 from related parties and Proguard
Acquisition received $5,000 from a related party to repay funds previously advanced. As a result, Proguard Acquisition had net cash provided by financing activities of $18,037.

For the year ended December 31, 2009, Proguard Acquisition received funds from the issuance of common stock of $7,500. As a result, Proguard Acquisition had net cash provided by financing activities of $7,500.

Results of Operations. For the years ended December 31, 2010 and 2009, we did not receive any revenues from continuing operations. We earned interest income of $185 for the year ended December 31, 2010 compared to $5,350 for the year ended December 31, 2009.

For the year ended December 31, 2010, we had a loss from continuing operations of $(72,862) compared to $(225,168) for the year ended
December 31, 2009.

General and administrative expenses for the year ended December 31, 2010 were $73,047 compared to $230,518 for the prior year. These expenses principally consisted of professional and consulting fees, and office expense. The increase in general and administrative expenses was largely due to a bad debt.

As a result, we incurred a net loss of $(72,862) for the year ended December 31, 2010 compared to net loss of $(225,168) for the year ended December 31, 2009.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        PROGUARD ACQUISITION CORP.
                                Index to
                         Financial Statements

                                                              Page
                                                           ----------

Report of Independent Registered Public Accounting Firm          8

Balance Sheets at December 31, 2010 and 2009                     9

Statements of Operations for the years ended
 December 31, 2010 and 2009                                     10

Statement of Changes in Stockholders' Equity
 for the years ended December 31, 2010 and 2009                 11

Statements of Cash Flows for the years ended
 December 31, 2010 and 2009                                     12

Notes to Financial Statements                                13 - 18

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Proguard Acquisition Corp.
Ft. Lauderdale, Florida

We have audited the balance sheets of Proguard Acquisition Corp. as of December 31, 2010 and 2009, and the accompanying related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proguard Acquisition Corp. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit as of December 31, 2010 and no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Sherb & Co., LLP
March 21, 2011                       Certified Public Accountants
Boca Raton, Florida

PROGUARD ACQUISITION CORP.
Balance Sheets

ASSETS
                                           December 31,    December 31,
                                              2010             2009
                                           -----------     -----------
Current assets:
   Cash                                     $     251        $  31,852
   Due from affiliates                              -            6,189
                                            ---------        ---------
        Total Current Assets                $     251        $  38,041
                                            =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                          $  12,148        $   2,363
  Due to affiliates                            13,037                -
                                            ---------        ---------
       Total Current Liabilities               25,185            2,363
                                            ---------        ---------
Stockholders' (deficit) equity:
   Preferred stock, $0.001 par value,
    5,000,000 shares authorized, no shares
    issued or outstanding                           -                -
   Common stock, $0.001 par value,
     50,000,000 shares authorized, 3,300,000
     shares issued and outstanding in 2010
     and 2009                                   3,300            3,300
   Additional paid-in capital                 733,097          720,847
   Accumulated deficit                       (761,331)        (688,469)
                                            ---------        ---------
   Total Stockholders' (Deficit) Equity       (24,934)          35,678
                                            ---------        ---------
Total liabilities and stockholders'
 (deficit) equity                           $     251        $  38,041
                                            =========        =========

            See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS

                                              For the years ended
                                                 December 31,
                                            2010               2009
                                        ----------          ----------
Interest Income                         $      185          $    5,350
                                        ----------          ----------
General and administrative
  expenses                                 (73,047)           (230,518)
                                        ----------          ----------
NET (LOSS)                              $  (72,862)         $ (225,168)
                                        ==========          ==========
Net (loss) per common share:
Basic and diluted (loss)
  per common share                      $     (.02)         $     (.07)
                                        ==========          ==========
Weighted average number of common
  shares and common equivalent shares
     Basic                               3,300,000           3,163,562
                                        ==========          ==========
     Diluted                             3,300,000           3,163,562
                                        ==========          ==========

                   See accompanying notes to the financial statements.

                     PROGUARD ACQUISITION CORP.
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009

                                 Common Stock  Additional
                                 ------------    Paid-in    Accumulated
                              Shares    Amount   Capital     Deficit     Total
                              ------    ------   -------     ---------   -----

Balance, December 31, 2008  3,000,000   $  3,000  $ 701,647  $(463,301) $241,346

Sale of Stock to Related
  Party                       300,000        300     19,200          -    19,500

Net (Loss)                          -          -          -   (225,168) (225,168)
                            ---------   --------  ---------  ---------  --------

Balance, December 31, 2009  3,300,000      3,300    720,847   (688,469)   35,678
                            ---------   --------  ---------  ---------  --------
Contribution of Capital             -          -     12,250          -    12,250
Net (Loss)                          -          -          -    (72,862)  (72,862)
                            ---------   --------  ---------  ---------  --------

Balance, December 31, 2010  3,300,000   $  3,300  $ 733,097  $(761,331) $(24,934)
                            =========   ========  =========  =========  ========

            See accompanying notes to the financial statements.

                     PROGUARD ACQUISITION CORP.
                      STATEMENTS OF CASH FLOWS

                                                  For the years ended
                                                    December 31,
                                                2010            2009
                                               ------          ------
Cash flows from operating activities:
 Net (loss)                                 $  (72,862)     $ (225,168)
                                            ----------      ----------
 Adjustments to reconcile net (loss) to
  net cash (used in) operating activities:
  Stock based compensation                           -          12,000
  Elimination of notes receivable                    -         100,000
  Non cash-capital contribution                 12,250               -
  Decrease in Accrued interest receivable        1,189          14,351
  Increase (decrease) in accounts payable        9,785            (987)
                                            ----------      ----------
        Total adjustments to net (loss)         23,224         125,364
                                            ----------      ----------
  Net cash (used in) operating activities      (49,638)        (99,804)
                                            ----------      ----------
Cash flows from investing activities                 -               -
                                            ----------      ----------
Cash flows from financing activities:
 Issuance of common stock, net                       -           7,500
 Repayments of advances to affiliate             5,000               -
 Advances from affiliates                       13,037               -
                                            ----------      ----------
  Net cash provided by financing
    activities                                  18,037           7,500
                                            ----------      ----------
  Net (decrease) in cash                       (31,601)        (92,304)

Cash, beginning of year                         31,852         124,156
                                            ----------      ----------
Cash, end of year                           $      251      $   31,852
                                            ==========      ==========

Supplemental cash flow information:
  Cash paid for interest                    $        -      $        -
                                            ==========      ==========
  Cash paid for income taxes                $        -      $        -
                                            ==========      ==========

See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

In January 2010, the FASB issued accounting standard update ("ASU") No. 2010-06, "Improving Disclosures about Fair Value Measurements" an amendment to ASC Topic 820, "Fair Value Measurements and Disclosures". This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances and settlements. ASU No. 2010-06 is effective for the Company for interim and annual reporting beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The adoption of ASU No. 2010-06 did not have a material impact on the results of operations and financial condition.

In February 2010, the FASB issued an amendment to the accounting standards relating to the accounting for, and disclosure of, subsequent events in an entity's consolidated financial statements. This standard amends the authoritative guidance for subsequent events that were previously issued and among other things exempt Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company's financial statements.


NOTE 2.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010 and 2009, the Company paid an affiliated entity $10,050 and $29,800, respectively, in rent, administration and taxes.

The Company borrowed funds during the year from a company with common shareholders.


NOTE 3.  DUE TO, FROM AFFILIATES

As of December 31, 2009, due from affiliates consists of $6,189 due from affiliates, including accrued interest of $1,189. The note is payable on demand and bears interest at 8% per annum. The note was repaid during the current year.

During the year, the Company borrowed money from certain affiliates. The loans are due on demand and do not bear any interest.


NOTE 4.  INCOME TAXES

The Company accounts for income taxes under ASC 740, which requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate to net income (loss) before income taxes for the years ended December 31, 2010 and 2009, as shown:

                                             2010        2009
                                            ------      ------
Tax expense (benefit) at the federal
   statutory rate                         $(25,500)   $(78,750)
State taxes, net of federal benefit         (2,550)     (8,325)
Increase (decrease) in valuation allowance  28,050      87,075
                                          --------     -------
Tax expense (benefit)                     $      -     $     -
                                          ========     =======

The components of the deferred tax asset and deferred tax liability at December 31, 2010 and 2009 are as follows:

                                             2010         2009
                                            ------       ------
Deferred tax asset:
   Net operating loss
     carry forwards                       $ 293,000   $ 265,000
   Valuation allowance                     (293,000)   (265,000)
                                          ---------   ---------
                                          $       -   $       -
                                          =========   =========

As of December 31, 2010, the Company has a net operating loss carryforward of approximately $761,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2030 subject to IRS Code Section 382 limits.

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

No warrants were exercised during the years ended December 31, 2010 and December 31, 2009. There are no warrants outstanding as of this date.

Stock based Compensation Expenses 2009: In conjunction with the stock purchases during the year ended December 31, 2009, pursuant to accounting rules and principles applicable to stock sales in related party transactions, the Company recorded a $19,000 non-cash increase in its "additional paid in capital" account and recorded non-cash transaction expense for the same amount. The accounting rules require that in related party transactions, a non-cash expense be recorded for the difference between "fair value" (as defined in the rules) and the selling price. Further, the transaction with the related party cannot be considered to represent "fair value" and cannot be viewed as an "arms-length transaction" for purposes of the application of the rule and for the related computation.


NOTE 7.  SUBSEQUENT EVENTS

We have evaluated events and transactions through the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Wee did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2010. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The directors and executive officers are as follows:

NAME                           POSITIONS HELD              SINCE
Allerton Towne, age 69      Chief Executive Officer/      August 7, 2007
                               President/Director          to present

Norman H. Becker, age 73    Treasurer/CFO/Controller/     Inception
                                Director                  to present

Ricardo A. Rivera, age 40       Vice President/
                             Secretary/Director           Inception
                                                          To present

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

Norman H. Becker has been treasurer and director of Proguard Acquisition since inception. Mr. Becker was a director of Ram Ventures Holdings Corp from 1987 to the change of control in March 2004. On January 15, 1993, Mr. Becker was appointed Ram Ventures president. Norman H. Becker has been president and director of Corrections Systems International, Inc., a dormant company without any current operations, since February 1988. Since January 1985, Mr. Becker has also been self-employed in the practice of public accounting in Hollywood, Florida. Mr. Becker is a 1959 graduate of City College of New York (Bernard Baruch School of Business) and is a member of a number of professional accounting associations including the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following shows the annual salaries, bonuses and stock options for our executive officers:

                       SUMMARY COMPENSATION TABLE
                          Annual Compensation          Long-Term Compensation
                          -------------------          ----------------------
                                                   Awards                 Payouts
                                                -----------------------------------------
Name and                                           Other       Restricted        Options/      All
Principal                                          Annual        Stock           LTIP         Other
Position            Year    Salary   Bonus(2)   Compensation    Awards     SARS  Payouts   Compensation
---------           ----    ------   --------   ------------   ----------  ----  --------  ------------

Allerton Towne      2010      --     --           --            --       --      --          --
CEO                 2009      --     --           --            --       --      --          --
                    2008      --     --           --            --       --      --          --

Norman H. Becker    2010      --     --           --            --       --      --          --
CFO(1)              2009      --     --           --            --       --      --          --
                    2008      --     --           --            --       --      --          --

Ricardo A. Rivera   2010      --     --           --            --       --      --          --
VP                  2009      --     --           --            --       --      --          --
                    2008      --     --           --            --       --      --          --

All Executive
Officers            2010      --     --           --            --       --      --          --
As a Group          2009      --     --           --            --       --      --          --
4 Persons           2008      --     --           --            --       --      --          --

(1) Norman H. Becker P.A., an entity controlled by Mr. Becker, an officer and director, was paid $3,600 for various accounting services during the year ending December 31, 2010.

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

Messrs. Norman H. Becker and Allerton Towne devote approximately 10% of their time, respectively, to Proguard Acquisition's affairs. Prior to his death, Frank R. Bauer devoted approximately 20% of his time to Proguard Acquisition's and our former subsidiary's affairs. Ricardo A. Rivera currently devotes approximately 50% of his time to Proguard Acquisition. There are no employment agreements in effect or presently contemplated.

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to the directors in their capacity as such.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tabulates holdings of shares of Proguard Acquisition by each person or entity who, subject to the above, as of December 31, 2010, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Proguard Acquisition, individually and as a group. Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Name of Beneficial Owners       Common Stock
                              Beneficially Owned   Percentage Owned
Allerton Towne                         0                   0.00%
1960 NE 30th Court
Lighthouse Point, FL 33064

Norman H. Becker                 200,000                   6.06%
1909 Tyler Street, #603
Hollywood, FL 33020

Ricardo A. Rivera                      0                   0.00%
1422 North Royal Cove Circle
Davie, FL 33325

Directors and Officers,
   as a group                    200,000 directly          6.06%

Other 5% holders

Corrections Systems
 International                   300,000(1)                9.09%
2501 E. Commercial Boulevard
Suite 207
Ft. Lauderdale, FL 33308

Financial Communications, Inc.   283,450(1)                8.59%
P.O. Box 804 Pompano
Pompano Beach, FL 33061

Professional Programmers, Inc.   250,000(1)                7.58%
2757 NE 31 Street
Lighthouse Pt. FL 33061

Diane Martini                    316,550                   9.59%
P.O. Box 804 Pompano
Pompano Beach, FL 33061

Estate of Frank R. Bauer         300,000                   9.09%
710 Cactus Flats Road
Carbondale, Colorado 91623

Based upon 3,300,000 issued and outstanding as of December 31, 2010.

1. Corrections Systems International, Inc., Financial Communications, Inc. and Professional Programmers, Inc. are controlled by Diane
Martini.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

During the year ended December 31, 2010 and 2009, Proguard Acquisition paid an affiliated entity $10,050 and $29,800.

As of December 31, 2009, there is a note payable to a related party in the amount of $6,189, including interest. The note is payable on demand and bears interest at 8% per annum. During the year ended December 31, 2010, the note and related interest were paid in full.

Director Independence

The registrant's board of directors consists of Allerton Towne, Norman Becker and Ricardo Rivera. None of the directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal years ended December 31, 2010 and December 31, 2009, there were no transactions with related persons other than as described in the section above.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   We incurred aggregate fees and expenses of $9,250 and
$14,250 from Sherb & Co., LLP, respectfully for the 2010 and 2009 fiscal years. Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees.   We did not incur any aggregate tax fees and expenses from
Sherb & Co., LLP for the 2010 and 2009 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We incurred non-audit related fees of $0 and $0 from
Sherb & Co., LLP during fiscal 2010 and 2009. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2010 and 2009 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Sherb & Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm
Balance Sheet at December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009

Statement of Changes in Stockholders' Equity for the years ended
December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009 Notes to Financial Statements

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

Date:    March 25, 2011

Proguard Acquisition Corp.

/s/Allerton Towne
------------------------------
By: Allerton Towne/CEO

In accordance with the requirements of the Securities Exchange
Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Proguard Acquisition Corp.
(Registrant)

By: /s/Norman Becker                           Dated: March 25, 2011
    Controller, Chief Financial Officer
    Director

By: /s/Ricardo A. Rivera                       Dated: March 25, 2011
     Director

By: /s/Allerton Towne                          Dated: March 25, 2011
     Director