Form 10-Q
period 2011-03-31
PROGUARD ACQUISITION CORP
filed 2011-05-12
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2011

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

Yes  [x]      No [ ]

The number of outstanding shares of the registrant's common stock, May 12, 2011: Common Stock - 3,300,000

PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements                                 Page
                                                               ----

Balance Sheets,
   March 31, 2011(unaudited) and December 31, 2010               3
Statements of Operations for the
   Three months ended March 31, 2011 and 2010
   (unaudited)                                                   4
Statements of Cash Flows for the
   three months ended March 31, 2011
   and 2010(unaudited)                                          5-6
Notes to unaudited financial statements                          7

Item 2.   Management's Discussion and
           Analysis or Plan of Operation                         8

Item 3.   Quantitative and Qualitative Disclosures about
           Market Risk                                           9

Item 4.   Controls and Procedures                                9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     10

Item 2.   Unregistered Sales of Equity Securities
           and Use of Proceeds                                  10

Item 3.   Default Upon Senior Securities                        10

Item 4.  (Removed and Reserved)                                 10

Item 5.   Other Information                                     10

Item 6.   Exhibits                                              10

Signatures                                                      10

PROGUARD ACQUISITION CORP.
BALANCE SHEETS
MARCH 31, 2011 and DECEMBER 31, 2010

                                                             March 31,      December 31,
                                                               2011             2010
                                                             --------       -----------
                                                             (Unaudited)        (1)
                                ASSETS
Current assets:
  Cash                                                       $     286     $     251
                                                            ----------    ----------
    Total Current Assets                                     $     286    $      251
                                                            ==========    ==========

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts Payable                                          $   18,589    $   12,148
  Due to Affiliates                                             13,287        13,037
                                                            ----------    ----------
    Total Current Liabilities                                   31,876        25,185
                                                            ----------    ----------
Stockholders' (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                     -              -
  Common stock, $0.001 par value, 200,000,000 shares
      authorized, 3,300,000 shares issued and outstanding       3,300          3,300
  Additional Paid in capital                                  733,097        733,097
  Accumulated deficit                                        (767,987)      (761,331)
                                                           ----------     ----------
                                                              (31,590)       (24,934)
                                                           ----------     ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)    $      286     $      251
                                                           ==========     ==========

(1)derived from audited financial statements.
See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010
(UNAUDITED)

                                                  2011           2010
                                              ----------     ----------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES    $(6,656)      $(21,046)

OTHER INCOME:
  Interest Income                                      -           109
                                                --------      --------

NET (LOSS)                                       $(6,656)     $(20,937)
                                                ========      ========
Basic and diluted (loss)
  per common share                                $(0.00)       $(0.01)
                                                  ======        ======
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,300,000     3,300,000
                                               =========     =========
    Diluted                                    3,300,000     3,300,000
                                               =========     =========


See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010
(UNAUDITED)

                                                  2011         2010
                                               ----------   ----------
Cash flows from operating activities:
  Net (loss) from operations                   $  (6,656)    $ (20,937)
                                               ---------     ---------

 Adjustments to reconcile net (loss)
  to net cash provided by (used in)
Operating activities:
  Increase in accounts payable                     6,441         2,325
 (Increase) in accrued interest receivable             -           (99)
                                               ---------     ---------
             Total adjustments to net (loss)       6,441         2,226
                                               ---------     ---------
  Net cash (used in) operating activities           (215)      (18,711)
                                               ---------     ---------
Cash flows from investing activities                   -             -
                                               ---------     ---------
    Net cash provided by (used in) investing
      activities                                       -             -
                                               ---------     ---------
Cash flows from financing activities                   -             -
                                               ---------     ---------
    Advances from affiliates                         250             -
                                               ---------     ---------
    Net cash provided by financing
      activities                                     250             -
                                               ---------     ---------

    Net increase(decrease) in cash and
      cash equivalents                                35       (18,711)
  Cash and cash equivalents, beginning of
    Year                                             251        31,852
                                                --------     ---------
  Cash and cash equivalents, end of period      $    286      $ 13,141
                                                ========      ========

Supplemental cash flow information:
  Cash paid for interest                      $        -   $        -
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $        -
                                              ==========   ==========







See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the December 31, 2010 financial statements and notes thereto contained in the Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011.

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011 and 2010, the Company paid affiliated entities $0 and $5,250 respectively for rent, office expenses, and consulting fees.

During the three months ended March 31, 2011 and 2010, the Company borrowed funds from a company with common shareholders.

NOTE 3.  SUBSEQUENT EVENTS

In April 2011, the Company received a contribution to its capital of $25,000 from certain shareholders of the Company.

We have evaluated events and transactions through the date the financial statements were issued, for potential recognition of disclosure in the accompanying financial statements. We did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements, other than those already disclosed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financing Activities.
---------------------
For the three months ended March 31, 2011, the Company received $250 in advances from an affiliated company.

In April 2011, the Company received a contribution to its capital of $25,000 from certain shareholders of the Company.

For the three months ended March 31, 2011 and 2010, Proguard
Acquisition did not pursue any financing activities.

Investing Activities.
---------------------
For the three months ended March 31, 2011 and 2010, Proguard
Acquisition did not pursue any investing activities.

Critical Accounting Policies.
-----------------------------
Proguard Acquisition has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of Proguard Acquisition's financial statements. The significant accounting policies of Proguard Acquisition are described in the notes to the unaudited consolidated financial statements included in this report and in the notes to the audited consolidated financial statements included in Proguard Acquisition's 2010 Annual Report.

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

Results of Operations.
----------------------

The three months ended March 31, 2011 compared to three months ended March 31, 2010
----------------------------------------------------------------------
For the three months ended March 31, 2011, Proguard Acquisition had selling, general and administrative expenses of $(6,656) resulting in a net loss of $(6,656).

For the three months ended March 31, 2010, Proguard Acquisition had interest income of $109 and selling, general and administrative expenses of ($21,046) resulting in a net loss of $(20,937).

The decrease in selling, general and administrative expenses of (14,390) is due to a decrease in rent and professional fees. For the three months ended March 31, 2011, accounts payable increased $6,441 due to an increase in professional fees.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4.  Controls and Procedures

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        Not Applicable

Item 2. Unregistered Sale of Securities and Use of Proceeds
        Not Applicable

Item 3. Defaults Upon Senior Securities.
        Not Applicable

Item 4. (Reserved and Removed)

Item 5. Other Information
        Not Applicable.

Item 6. Exhibits

         31 - 302 Certifications
         32 - 906 Certifications


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 12, 2011

Proguard Acquisition Corp.

By  /s/Allerton Towne
    ------------------------
    Allerton Towne
    Chief Executive Officer
    Director