Form 10-Q
period 2011-06-30
PROGUARD ACQUISITION CORP
filed 2011-08-15
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2011
-OR-
[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Yes  [x]      No [ ]

The number of outstanding shares of the registrant's common stock, August 15, 2011: Common Stock - 3,300,000

PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements                                 Page
                                                               ----

Balance Sheets,
   June 30, 2011 (unaudited) and December 31, 2010 (audited)     3
Statements of Operations for the three and six months ended
  June 30, 2011 and 2010 (unaudited)                             4-5
Statements of Cash Flows for the six months ended June 30,
   2011 and 2010 (unaudited)                                     6
Notes to unaudited financial statements                          7

Item 2.   Management's Discussion and
           Analysis or Plan of Operation                         8

Item 3.   Quantitative and Qualitative Disclosures about
           Market Risk                                           9

Item 4T.  Controls and Procedures                                9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                     10

Item 2.   Unregistered Sales of Equity Securities
           and Use of Proceeds                                  10

Item 3.   Default Upon Senior Securities                        10

Item 4.   Submission of Matters to a Vote of
           Security Holders                                     10

Item 5.   Other Information                                     10

Item 6.   Exhibits                                              10

Signatures                                                      10

                        PROGUARD ACQUISITION CORP.
                             BALANCE SHEETS

                                              June 30,    December 31,
                                                2011          2010
                                              --------    -----------
                                            (Unaudited)         (1)
                     ASSETS
Current assets:
  Cash                                         $ 16,088     $    251
                                               --------     --------
    Total Current Assets                       $ 16,088     $    251
                                               ========     ========

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Accounts Payable                             $ 19,913     $ 12,148
  Due to Affiliates                              20,787       13,037
                                               --------     --------
    Total Current Liabilities                    40,700       25,185
                                               --------     --------
Stockholders' (deficit):
  Preferred stock, $0.001 par value,
    5,000,000 shares authorized,
    no shares issued or outstanding                   -            -
  Common stock, $0.001 par value,
    200,000,000 shares authorized,
    3,300,000 shares issued and outstanding       3,300        3,300
  Additional Paid in capital                    758,097      733,097
  Accumulated deficit                          (786,009)    (761,331)
                                               --------     --------
                                                (24,612)     (24,934)
                                               --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                                               $ 16,088     $    251
                                               ========     ========

(1)derived from audited financial statements.

See accompanying notes to the unaudited financial statements.

                        PROGUARD ACQUISITION CORP.
                        STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 2011 and 2010
                                (UNAUDITED)

                                                  2011           2010
                                              ----------     ---------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES    $(18,022)     $(20,706)

OTHER INCOME:
  Interest Income                                      -            76
                                                --------      --------

NET (LOSS)                                      $(18,022)     $(20,630)
                                                ========      ========
Basic and diluted (loss)
  per common share                                $(0.01)       $(0.00)
                                                  ======        ======
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,300,000     3,300,000
                                               =========     =========
    Diluted                                    3,300,000     3,300,000
                                               =========     =========


See accompanying notes to the unaudited financial statements.

                        PROGUARD ACQUISITION CORP.
                        STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010
                                (UNAUDITED)

                                                  2011           2010
                                              ----------     ---------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES    $(24,678)     $(41,752)

OTHER INCOME:
  Interest Income                                      -           185
                                                --------      --------

NET (LOSS)                                      $(24,678)     $(41,567)
                                                ========      ========
Basic and diluted (loss)
  per common share                                $(0.01)       $(0.01)
                                                  ======        ======
Weighted average number of common shares
 and common equivalent shares
    Basic                                      3,300,000     3,300,000
                                               =========     =========
    Diluted                                    3,300,000     3,300,000
                                               =========     =========


See accompanying notes to the unaudited financial statements.

                    PROGUARD ACQUISITION CORP.
                    STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010
                            (UNAUDITED)

                                                  2011         2010
                                               ----------   ----------
Cash flows from operating activities:
  Net (loss) from operations                   $ (24,678)    $ (41,567)
                                               ---------     ---------

 Adjustments to reconcile net (loss)
  to net cash provided by (used in)
Operating activities:
  Increase in accounts payable                     7,765         4,450
  Decrease in accrued
    interest receivable                                -         1,189
                                               ---------     ---------
             Total adjustments to net (loss)       7,765         5,639
                                               ---------     ---------
  Net cash (used in) operating activities        (16,913)      (35,928)
                                               ---------     ---------
Cash flows from investing activities:
    Net cash provided by (used in) investing
      activities                                       -             -
                                               ---------     ---------
Cash flows from financing activities:
    Advances from affiliates                       7,750         1,637
    Repayments of advances to affiliates               -         5,000
    Contribution of capital                       25,000             -
                                               ---------     ---------
    Net cash provided by financing
      activities                                  32,750         6,637
                                               ---------     ---------

    Net increase(decrease) in cash and
      cash equivalents                            15,837       (29,291)
  Cash and cash equivalents, beginning of
    Year                                             251        31,852
                                                --------     ---------
  Cash and cash equivalents, end of period      $ 16,088      $  2,561
                                                ========      ========

Supplemental cash flow information:
  Cash paid for interest                      $        -   $        -
                                              ==========   ==========
  Cash paid for income taxes                  $        -   $        -
                                              ==========   ==========

See accompanying notes to the unaudited financial statements.

                   PROGUARD ACQUISITION CORP.
                 NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2011
                           (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the December 31, 2010 financial statements and notes thereto contained in the Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011.

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011 and 2010, the company paid affiliated entities $0 and $8,300 respectively for rent.

During the three months ended June 30, 2011, an affiliate of the company advanced $7,750 to the company, which is payable on demand.

During the six months ended June 30, 2011 and 2010, the Company paid affiliated entities $0 and $3,050 respectively for rent.

In April, 2011, the Company received a contribution to its capital of $25,000 from certain shareholders of the Company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financing Activities.
---------------------
For the six months ended June 30, 2011, the Company received $250 in advances from an affiliated company.

During the six months ended June 30, 2011, an affiliate of the Company advanced $7,750 to the Company, which is payable on demand.

During the six months ended June 30, 2011 and 2010, the Company borrowed funds from an affiliated company.

In April 2011, the Company received a contribution to its capital of $25,000 from certain shareholders of the Company.

For the three months ended June 30, 2010, Proguard Acquisition received $5,000 on repayments of advances to affiliates and received $1,637 in advances from affiliates.

Investing Activities.
---------------------
For the six months ended June 30, 2011 and 2010, Proguard Acquisition did not pursue any investing activities.

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

Results of Operations.
----------------------

The six months ended June 30, 2011 compared to six months ended June 30,
2010
----------------------------------------------------------------------
For the six months ended June 30, 2011, Proguard Acquisition had selling, general and administrative expenses of $(24,678) resulting in a net loss of $(24,678).

For the six months ended June 30, 2010, Proguard Acquisition had interest income of $185 and selling, general and administrative expenses of ($41,752) resulting in a net loss of $(41,567).

The decrease in selling, general and administrative expenses of (17,074) is due to a decrease in rent and professional fees. For the six months ended June 30, 2011, accounts payable increased $7,765 due to an increase in professional fees.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4.  Controls and Procedures

During the six months ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

                PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        Not Applicable

Item 2. Unregistered Sale of Securities and Use of Proceeds
        Not Applicable

Item 3. Defaults Upon Senior Securities.
        Not Applicable

Item 4. (Reserved and Removed)

Item 5. Other Information
        Not Applicable.

Item 6. Exhibits

    Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    101.INS**   XBRL Instance Document
    101.SCH**   XBRL Taxonomy Extension Schema Document
    101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document
    101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document
    101.LAB**   XBRL Taxonomy Extension Label Linkbase Document
    101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document
*  Filed herewith
**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 15, 2011

Proguard Acquisition Corp.

By  /s/Allerton Towne
    ------------------------
    Allerton Towne
    Chief Executive Officer
    Director