Form 10-Q
period 2011-09-30
PROGUARD ACQUISITION CORP
filed 2011-11-14
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________  to________

Commission File Number             333-123910

Proguard Acquisition Corp.

(Exact name of registrant as specified in its charter)

FLORIDA	33-1093761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2501 E. Commercial Blvd., Suite 207

Ft. Lauderdale, FL                33308

 (Address of principal executive offices, Zip Code)

954-491-0704

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [x]      No [ ]

The number of outstanding shares of the registrant's common stock,

November 14, 2011:  Common Stock  -  3,300,000

PROGUARD ACQUISITION CORP.

BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	unaudited	(1)
ASSETS
Current assets:
Cash	$ 10,764	$ 251
Total current assets	$ 10,764	$ 251
	=======	========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$ 21,363	$ 12,148
Due to affiliates	20,787	13,037
Total current liabilities	42,150	25,185

Stockholders' (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,300,000 shares issued and outstanding	3,300	3,300
Additional paid in capital	758,097	733,097
Accumulated (deficit)	(792,783)	(761,331)
	(31,386)	(24,934)
Total liabilities and stockholders' (deficit)	$ 10,764 ========	$ 251 ========

 (1)derived from audited financial statements.

See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

(UNAUDITED)

	2011	2010
Selling, general and administrative expenses	$ (6,774)	$ (8,340)

Other income:
Interest income	-	-

Net (loss)	$ (6,774)	$ (8,340)
	=======	=======
Basic and diluted (loss) per common share	$ (0.00)	$ (0.00)
	=======	=======
Weighted average number of common shares and common equivalent shares
Basic	3,300,000 =======	3,300,000 =======
Diluted	3,300,000 =======	3,300,000 =======

See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

(UNAUDITED)

	2011	2010
Selling, general and administrative expenses	$(31,452)	$(50,092)

Other income:
Interest income	-	185

Net (loss)	$(31,452)	$(49,907)
	=======	=======
Basic and diluted (loss) per common share	(0.01)	(0.02)
	=======	=======
Weighted average number of common shares and common equivalent shares
Basic	3,300,000 =======	3,300,000 =======
Diluted	3,300,000 =======	3,300,000 =======

See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

(UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net (loss) from operations	$(31,452)	$(49,907)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Increase in accounts payable	9,215	6,125
Decrease in accrued interest receivable	-	1,189
Total adjustments to net (loss)	9,215	7,314
Net cash (used in) operating activities	(22,237)	(42,593)

Cash flows from investing activities	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Advances from affiliates	7,750	7,137
Repayments of advances to affiliates	-	5,000
Contribution of capital	25,000	-
Net cash provided by financing activities	32,750	12,137

Net increase in cash and cash equivalents	10,513	30,456
Cash and cash equivalents, beginning of year	251	31,852
Cash and cash equivalents, end of period	$ 10,764	$ 1,396
	=======	=======
Supplemental cash flow information:
Cash paid for interest	$ - =======	$ - =======
Cash paid for income taxes	$ - =======	$ - =======

See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.  These financial statements should be read in conjunction with the December 31, 2010 financial statements and notes thereto contained in the Report on Form 10-K as filed with the Securities and Exchange Commission.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011.

Certain prior period amounts have been reclassified to conform with current period presentation.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The amounts of assets and liabilities in the financial do not purport to represent realizable or settlement values.  However, the Company has incurred an operating loss.  Such loss may impair its ability to obtain additional financing.

This factor raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company has met its historical working capital requirements from sale of capital shares, capital contributions, and advances from affiliates.  However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

PROGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

NOTE 2.  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011 and 2010, the Company paid affiliated entities $- and $9,050 respectively for rent, office expenses, and consulting fees.

During the nine months ended September 30, 2011, an affiliate of the company advanced $7,750 to the Company, which is payable on demand.

During the three months ended September 30, 2011 and 2010, the Company paid affiliated entities $0 and $750, respectively for rent, office expenses and consulting fees.

During the nine months ended September 30, 2010, the Company borrowed $1,637 from a related party.  During the nine months ended September 30, 2010, the Company received $5,000 from a related party to repay funds advanced.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financing Activities.

During the nine months ended September 30, 2011, an affiliate of the Company advanced $7,750 to the Company, which is payable on demand.

In April 2011, the Company received a contribution to its capital of $25,000 from certain shareholders of the Company.

For the nine months ended September 30, 2010, Proguard Acquisition received $5,000 on repayments of advances to affiliates and received $1,637 in advances from affiliates.

Investing Activities.

For the nine months ended September 30, 2011 and 2010, Proguard Acquisition did not pursue any investing activities.

Critical Accounting Policies.

Proguard Acquisition has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of Proguard Acquisition’s financial statements.  The significant accounting policies of Proguard Acquisition are described in the notes to the unaudited consolidated financial statements included in this report and in the notes to the audited consolidated financial statements included in Proguard Acquisition’s 2010 Annual Report.

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

Results of Operations.

The nine months ended September 30, 2011 compared to nine months ended September 30, 2010

For the nine months ended September 30, 2011, Proguard Acquisition had selling, general and administrative expenses of $(31,452) resulting in a net loss of $(31,452).

For the nine months ended September 30, 2010, Proguard Acquisition had interest income of $185 and selling, general and administrative expenses of ($50,002) resulting in a net loss of $(49,907).

The decrease in selling, general and administrative expenses of (18,640) is due to a decrease in rent and professional fees.  For the nine months ended September 30, 2011, accounts payable increased $9,215 due to an increase in professional fees.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition.  We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

During the nine months ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated:  November 14, 2011

Proguard Acquisition Corp.

By  /s/Allerton Towne

    Allerton Towne

    Chief Executive Officer

/s/Norman Becker

    Norman Becker

    Chief Financial Officer