Form 10-K
period 2011-12-31
PROGUARD ACQUISITION CORP
filed 2012-03-30
CIK 1300662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 333-123910

Proguard Acquisition Corp.

(Exact name of registrant as specified in its charter)

FLORIDA	33-1093761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

954-491-0704

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

Yes  [ ]      No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x]       No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated file” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $158,400.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 30, 2012 was 3,300,000 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Proguard Acquisition Corp.

Form 10-K

For the Fiscal Year Ended December 31, 2011

Table of Contents

PART I

ITEM 1.  BUSINESS

We are currently not conducting any business and have had no operating revenues since the sale of our wholly owned subsidiary on October 2, 2006.

Employees

We presently have no full-time employees and no part-time employees.

ITEM 1A.  RISK FACTORS

Not applicable

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.   PROPERTIES.

Our executive offices are located at 1909 Tyler St, Suite 603, Hollywood, FL 33020.

ITEM 3.   LEGAL PROCEEDINGS.

Proguard Acquisition management is aware of no pending or threatened litigation.  During the fourth quarter of the fiscal year ended December 31, 2011, Proguard Acquisition was not a party to any legal proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 5(a)

Market Information

a)  Market Information.  The registrant’s common shares are listed on the FINRA Over the Counter Bulletin Board under the symbol PGRD.  As of December 31, 2011, there was only a limited market for registrant’s common shares.

The following table sets forth the range of high and low bid quotations for the registrant's common stock.  The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid
3/31/10	0.35	0.14
6/30/10	0.175	0.09
9/30/10	0.23	0.07
12/31/10	0.41	0.06
3/31/11	0.18	0.05
6/30/11	0.20	0.10
9/30/11	0.15	0.08
12/31/11	0.08	0.04

b)  Holders.  At March 30, 2012, there were approximately 90 shareholders and ten warrant holders of the registrant.

c)  Dividends.  Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors.  No dividends on the registrant’s common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  None.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties.  We are no longer conducting any material operations since the sale of our wholly owned subsidiary on October 2, 2006.  We have not yet determined what operations, if any, we intend to pursue.

Investing Activities.  For the year ended December 31, 2011 and 2010, Proguard Acquisition did not pursue any investing activities.

Financing Activities.  For the year ended December 31, 2010, Proguard Acquisition borrowed $13,037 from related parties and Proguard Acquisition received $5,000 from a related party to repay funds previously advanced.  As a result, Proguard Acquisition had net cash provided by financing activities of $18,037.

For the year ended December 31, 2011 the company received a contribution to its capital of $25,000 from certain shareholders of the company.  The company repaid $13,037 of advances to affiliates.  As a result, Proguard Acquisition had cash provided by financing activities of $11,963.

Results of Operations.  For the years ended December 31, 2011 and 2010, we did not receive any revenues from continuing operations.  We earned interest income of $0 for the year ended December 31, 2011 compared to $185 for the year ended December 31, 2010.

For the year ended December 31, 2011, we had a loss from continuing operations of $(35,275) compared to $(72,862) for the year ended December 31, 2010.

General and administrative expenses for the year ended December 31, 2011 were $35,275 compared to $73,047 for the prior year.  These expenses principally consisted of professional and consulting fees, and office expense.  The decrease in general and administrative expenses was largely due to a decrease in rent and consulting fees.

As a result, we incurred a net loss of $(35,275) for the year ended December 31, 2011 compared to net loss of $(72,862) for the year ended December 31, 2010.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PROGUARD ACQUISITION CORP.

Index to

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Proguard Acquisition Corp.

Ft. Lauderdale, Florida

We have audited the balance sheets of Proguard Acquisition Corp. as of December 31, 2011 and 2010, and the accompanying related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proguard Acquisition Corp. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit as of December 31, 2011 and no source of revenue, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

Sherb & Co. LLP

Certified Public Accountants

Boca Raton, Florida

March 21, 2012

PROGUARD ACQUISITION CORP.

Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$ 7,691	$ 251
Total Current Assets	$ 7,691	$ 251
	========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 13,500	$ 12,148
Due to affiliates	-	13,037
Total Current Liabilities	13,500	25,185

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,300,000 shares issued and outstanding in 2011 and 2010	3,300	3,300
Additional paid-in capital	787,497	733,097
Accumulated deficit	(796,606)	(761,331)
Total Stockholders' (Deficit)	(5,809)	(24,934)

Total liabilities and stockholders' equity	$ 7,691	$ 251
	========	========

See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2011	2010
Interest Income	$ -	$ 185

General and administrative expenses	(35,275)	(73,047)
(Net Loss)	$(35,275)	$(72,862)
	=======	=======
Net (loss) per common share:
Basic and diluted (loss) per common share	$ (0.01)	$ (0.02)
	=======	=======
Weighted average number of common shares and common equivalent shares
Basic	3,300,000	3,300,000
	=======	=======
Diluted	3,300,000	3,300,000
	========	========

See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2009	3,300,000	$3,300	$720,847	$(688,469)	$35,678

Contribution of Capital	-	-	12,250	-	12,250
Net (Loss)	-	-	-	(72,862)	(72,862)

Balance, December 31, 2010	3,300,000	3,300	733,097	(761,331)	(24,934)

Contribution of Capital	-	-	54,400	-	54,400
Net (Loss)	-	-	-	(35,275)	(35,275)

Balance, December 31, 2011	3,300,000	$3,300	$787,497	$(796,606)	$(5,809)
	========	======	========	=========	=======

See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010
Cash flows from operating activities:
Net (loss)	$(35,275)	$(72,862)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Decrease in Accrued interest receivable	-	1,189
Increase in accounts payable	1,352	9,785
Total adjustments to net (loss)	1,352	10,974
Net cash (used in) operating activities	(33,923)	(61,888)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Repayments of advances to affiliate	(13,037)	5,000
Contribution of capital	54,400	25,287
Net cash provided by financing activities	41,363	30,287
Net increase (decrease) in cash	7,440	(31,601)

Cash, beginning of year	251	31,852
Cash, end of year	$ 7,691	$ 251
	======	======
Supplemental cash flow information:
Cash paid for interest	-	-
	======	======
Cash paid for income taxes	-	-
	=======	=======

See accompanying notes to the financial statements.

PROGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Income Taxes.

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax asset and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.  In estimating future tax consequences, the Company generally considers all expected future events other than changes in the tax law or rates.  A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will be not realized.

Concentrations.

The Company maintains cash in financial institutions insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.

Recent accounting pronouncements

In May 2011, the FASB issued guidance and clarification about the application of existing fair value measurements and disclosure requirements.  This guidance will be effective for interim and fiscal periods beginning after December 15, 2011.  We will review the requirements under the standard to determine what impacts, if any, the adoption would have on our consolidated financial statements.

In June 2011, FASB issued guidance which eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The guidance requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, and requires presentation on the face of the financial statements of reclassification adjustments for items that are reclassified from other comprehensive income to net income.  This guidance is effective for fiscal period beginning after December 15, 2011.  The adoption of this standard will not impact our consolidated financial statements.

In September 2011, the FASB amended its guidance regarding the disclosure requirements for employers participating in multiemployer pension and other postretirement benefit plans (multiemployer plans) to improve transparency and increase awareness of this commitments and risks involved with participation in multiemployer plans.  The new accounting guidance requires employers participating in multiemployer plans to provide additional quantitative and qualitative disclosures to provide users with more detailed information regarding the employer’s involvement in multiemployer plans.  The provisions of this new guidance are effective for annual periods beginning with fiscal years ending after December 15, 2011, with early adoption permitted.  The Company anticipates that adoption of these additional disclosures will not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350) –Testing Goodwill for Impairment.  The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011.  The Company does not anticipate the provisions of ASU 2011-08 will have a material effect on our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

In February 2010, the FASB issued an amendment to the accounting standards relating to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements.  This standard amends the authoritative guidance for subsequent events that were previously issued and among other things exempt Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements.  This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions.  The adoption of this standard did not have a material impact on the Company’s financial statements.

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Share-Based Payments.

Effective January 1, 2006, the Company has fully adopted the provisions of ASC Topic 718 “Compensation – Stock Compensation” and related interpretations.  As such, compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Going Concern.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values.  The Company has an accumulated deficit of $796,606 as of December 31, 2011 and continuing losses.  Such losses may impair its ability to obtain additional financing.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company has met its historical working capital requirements from sale of capital shares.  However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011 and 2010, the Company paid an affiliated entity $0 and $10,050, respectively, in rent, administration and taxes.

The Company borrowed funds during the year from a company with common shareholders.  During the year, these borrowings were contributed to capital of the company.

NOTE 3.  DUE TO, FROM AFFILIATES

During the year, the Company borrowed money from certain affiliates.  The loans are due on demand and do not bear any interest.  These borrowings were subsequently contributed to the capital of the company.

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

The income tax expense (benefit) differs from the amount computed by applying the U.S. federal income tax rate to net income (loss) before income taxes for the years ended December 31, 2011 and 2010, as shown:

	2011	2010
Tax (benefit) at the federal statutory rate	$(12,250)	$(25,500)
State taxes, net of federal benefit	(1,300)	(2,550)
Increase in valuation allowance	13,550	28,050

Tax expense (benefit)	$ -	$ -
	=======	=======

The components of the deferred tax asset and deferred tax liability at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax asset:
Net operating loss carry forwards	$ 307,000	$ 293,000
Valuation allowance	(307,000)	(293,000)
	$ -	$ -
	=======	=======

As of December 31, 2011, the Company has a net operating loss carryforward of approximately $796,000. This loss will be available to offset future taxable income through December 31, 2031.  If not used, this carryforward will expire through 2031 subject to IRS Code Section 382 limits.

NOTE 6.  SUBSEQUENT EVENTS

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated changes in internal control over financial reporting that accrued during 2011.  Based on that evaluation, our CEO and CFO, or the persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded that it is effective.

This annual report does not include an attestation report of the registrant’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

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

The directors and executive officers are as follows:

NAME	POSITIONS HELD	SINCE
Allerton Towne, age 70	Chief Executive Officer/ President/ Director	August 7, 2007 to present

Norman H. Becker, age 74	Treasurer/ CFO/ Controller/ Director	Inception to present

Ricardo A. Rivera, age 41	Vice President/ Secretary/ Director	Inception to present

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

Norman H. Becker has been treasurer and director of Proguard Acquisition since inception.  Mr. Becker was a director of Ram Ventures Holdings Corp from 1987 to the change of control in March 2004.  On January 15, 1993, Mr. Becker was appointed Ram Ventures president.  Norman H. Becker has been president and director of Corrections Systems International, Inc., a dormant company without any current operations, since February 1988 and is in the process of terminating its existence.

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

Section 16(a).  Beneficial Ownership Reporting Compliance

To the registrant’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities o the registrant failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following shows the annual salaries, bonuses and stock options for our executive officers:

SUMMARY COMPENSATION TABLE

				Long-Term Compensation
		Annual Compensation		Awards		Payouts
Name and Principal Position	Year	Salary	Bonus (2)	Other Annual Compensation	Restricted Stock Awards	SARS	Options/ LTIP Payouts	All Other Compensation
Allerton Towne	2011	-	-	-	-	-	-	-
CEO	2010	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-

Norman H. Becker	2011	-	-	-	-	-	-	-
CFO(1)	2010	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-

Ricardo A. Rivera	2011	-	-	-	-	-	-	-
VP	2010	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-
All Executive
Officers	2011	-	-	-	-	-	-	-
As a Group	2010	-	-	-	-	-	-	-
4 Persons	2009	-	-	-	-	-	-	-

 (1) Norman H. Becker P.A., an entity controlled by Mr. Becker, an officer and director, was paid $5,509 for various accounting services during the year ending December 31, 2011.

Option/SAR Grants in Last Fiscal Year

Individual Grants
Name:	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Frank R. Bauer	-	-	-	-
Norman Becker	-	-	-	-
Allerton Towne	-	-	-	-
Ricardo A. Rivera	-	-	-	-

Option/SAR Grants in Last Fiscal Year

Name	Shares Acquired on Exercised (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/ SARs FY-End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/ SARs at FY-End ($) Exercisable/ Unexercisable
Frank R. Bauer	-	-	-	-
Norman Becker	-	-	-	-
Allerton Towne	-	-	-	-
Ricardo A. Rivera	-	-	-	-

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tabulates holdings of shares of Proguard Acquisition by each person or entity who, subject to the above, as of December 31, 2011, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of Proguard Acquisition, individually and as a group.  Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

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
710 Cactus Flats Road
Carbondale, CO 91623

Based upon 3,300,000 issued and outstanding as of December 31, 2011.

1.  Corrections Systems International, Inc., Financial Communications, Inc. and Professional Programmers, Inc. are controlled by Diane Martini.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2011 and 2010, Proguard Acquisition paid an affiliated entity $0 and $10,050.

Director Independence

The registrant’s board of directors consists of Allerton Towne, Norman Becker and Ricardo Rivera.  None of the directors are independent as such term is defined by a national securities exchange or an inter-dealer quotation system.  During the fiscal years ended December 31, 2011 and December 31, 2010, there were no transactions with related persons other than as described in the section above.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.   We incurred aggregate fees and expenses of $12,750 and $12,750 from Sherb & Co., LLP, respectfully for the 2011 and 2010 fiscal years.  Such fees included work completed for our annual audit and for the review of our financial statements included in our Forms 10-K and 10-Q.

Tax Fees.   We did not incur any aggregate tax fees and expenses from Sherb & Co., LLP for the 2011 and 2010 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees.   We incurred non-audit related fees of $0 and $0 from Sherb & Co., LLP during fiscal 2011 and 2010.  The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2011 and 2010 were approved by the Board of Directors pursuant to its policies and procedures.  We intend to continue using Sherb & Co., LLP solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2011 and 2010

Statements of Operations for the years ended December 31, 2011 and 2010

Statement of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010

Statements of Cash Flows for the years ended December 31, 2011 and 2010

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

The following documents are filed as a part of this report:

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

Date:    March 30, 2012

Proguard Acquisition Corp.

/s/Allerton Towne

By: Allerton Towne

Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, as amendment, this report has been signed by the following persons in the capacities and on the dates stated.

Proguard Acquisition Corp.

(Registrant)

By: /s/Norman Becker

Dated: March 30, 2012

    Controller, Chief Financial Officer

    Director

By: /s/Ricardo A. Rivera

Dated: March 30, 2012

     Director

By: /s/Allerton Towne

Dated: March 30, 2012

     Director