Form 10-Q
period 2012-03-31
PROGUARD ACQUISITION CORP
filed 2012-05-07
CIK 1300662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2012

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

C/O Norman H. Becker, CPA

1909 Tyler Street, Suite 603

Hollywood, FL 33020

 (Address of principal executive offices, Zip Code)

(954) 925-1900

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  [x]      No [ ]

The number of outstanding shares of the registrant's common stock, May 7, 2012:  Common Stock  -  3,300,000

PROGUARD ACQUISITION CORP.

BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	(unaudited)	(1)
ASSETS
Current assets:
Cash	$ 5,638	$ 7,691
Prepaid Expenses	5,500	-
Total current assets	$ 11,138	$ 7,691

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$ 1,160	$ 13,500
Total current liabilities	1,160	13,500

Stockholders' (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,300,000 shares issued and outstanding	3,300	3,300
Additional paid in capital	787,497	787,497
Accumulated (deficit)	(780,819)	(796,606)
	9,978	(5,809)
Total liabilities and stockholders' (deficit)	$ 11,138	$ 7,691

 (1)derived from audited financial statements.

See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011

(UNAUDITED)

	2012	2011
Selling, general and administrative expenses	$ (9,213)	$ (6,656)

Other income:	25,000	-

Net Income (loss)	$ 15,787	$ (6,656)

Basic and diluted income (loss) per common share	$ 0.00	$ (0.00)

Weighted average number of common shares and common equivalent shares
Basic	3,300,000	3,300,000
Diluted	3,300,000	3,300,000

See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011

(UNAUDITED)

	2012	2011
Cash flows from operating activities:
Net income (loss) from operations	$15,787	$(6,656)

Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Increase (decrease) in accounts payable	(12,340)	6,441
Increase in prepaid expenses	(5,500)	-
Total adjustments to net income (loss)	(17,840)	6,441
Net cash (used in) operating activities	(2,053)	(215)

Cash flows from investing activities	-	-
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Advances from affiliates	-	250
Net cash provided by financing activities	-	250

Net increase (decrease) in cash and cash equivalents	(2,053)	35
Cash and cash equivalents, beginning of year	7,691	251
Cash and cash equivalents, end of period	$ 5,638	$ 286

Supplemental cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to the unaudited financial statements.

PROGUARD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented.  These financial statements should be read in conjunction with the December 31, 2011 financial statements and notes thereto contained in the Report on Form 10-K as filed with the Securities and Exchange Commission.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012.

Certain prior period amounts have been reclassified to conform with current period presentation.

NOTE 2.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, the Company borrowed funds from a company with common shareholders

NOTE 3.  OTHER INCOME

In February 2012, the Company received a $25,000 non-refundable fee from a private company with which the Company has entered into a letter of intent to transact a reverse merger.  Under the terms of the letter of intent, the fee was escrowed and was to be used by the Company to pay its legal, auditing and SEC filing fees and expenses together with additional expenses incurred by it in connection with the transaction, including costs necessary to maintain its public company reporting status.  The letter of intent provides that in the event the closing does not occur for certain specified reasons, the Company is required to return the fee to the private company.  As of March 31, 2012 and through the date of this filing, the Company expects that the transaction will close as per the Letter of Intent.

NOTE 4.  SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition of disclosure in the accompanying financial statements.  We did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements, other than those already disclosed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Financing Activities.

For the three months ended March 31, 2011, the Company received $250 in advances from an affiliated company.  As a result, we had net cash provided by financing activities of $250.

For the three months ended March 31, 2012, we did not pursue any financing activities.

Investing Activities.

For the three months ended March 31, 2012 and 2011, we did not pursue any investing activities.

Results of Operations.

For the three months ended March 31, 2012, we had cash on hand of $5,638 and prepaid expenses of $5,500, resulting in total current assets of $11,138 for the period.

For the three months ended March 31, 2012, we had selling, general and administrative expenses of $(9,213) and other income of $25,000, resulting in net income of $15,787 for the period.

For the three months ended March 31, 2011, we had selling, general and administrative expenses of $(6,656), resulting in net loss of $(6,656) for the period.

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011, the increase in selling, general and administrative expenses of $(2,557) is due to an increase in professional fees.  The company received $25,000 in the form of a non refundable deposit which was to be used by the company to cover the costs incurred in filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition.  We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Unregistered Sale of Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

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

Dated:  May 7, 2012

Proguard Acquisition Corp.

By    /s/Allerton Towne

Allerton Towne

Chief Executive Officer

By    /s/Norman Becker

Norman Becker

Chief Financial Officer