Form 10-Q
period 2012-06-30
PROGUARD ACQUISITION CORP
filed 2012-08-08
CIK 1300662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-51921

Proguard Acquisition Corp.
(Name of registrant as specified in its charter)

Florida	33-1093761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 SW 26 Terrace, Suite A-8, Fort Lauderdale, FL	33312
(Address of principal executive offices)	(Zip Code)

(866) 780-6789
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  127,868,088 shares of common stock are issued and outstanding as of August 3, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to:

●	our ability to report profitable operations in future periods,
●	our ability to acquire additional companies and successfully integrate the acquired companies into our existing operational structure,
●	our ability to effectively compete,
●	possible need to raise additional capital,
●	the lack of experience of our management in operating a public company,
●	the lack of full time management and possible conflicts of interest with a related company, and
●	the lack of a public market for our common stock.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety as well as our other filings with the Securities and Exchange Commission, including the risks described in “Risk Factors” appearing in our Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on June 20, 2012.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

The information which appears on our websites at www.randomsource.com, www.superwarehouse.com, www.superwarehousegov.com and www.hinsonofficesupply.com is not part of this report.

When used in this report, “we,” “our,” “us,” and similar terms refers to Proguard Acquisition Corp., a Florida corporation, and its wholly-owned subsidiary Random Source, Inc., a Florida corporation (“Random Source”), and Random Source’s wholly owned subsidiaries Lamfis, Inc., a Florida corporation doing business as Hinson Office Supply (“Hinson Office Supply”) and Superwarehouse Business Products, Inc., a Florida corporation (“Superwarehouse”)  In addition, the “second quarter of 2012” refers to the three months ended June 30, 2012, the “second quarter of 2011” refers to the three months ended June 30, 2011, “2011” refers to the year ended December 31, 2011 and “2012” refers to the year ending December 31, 2012.

PART 1 - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)

ASSETS

Current assets:
Cash	$129,532	$277,857
Accounts receivable - net	442,063	361,325
Inventory	28,145	9,020
Other receivables	53,000	12,444
Due from related party	-	2,691
Prepaid expenses and other current assets	31,774	73,097

Total current assets	684,514	736,434

Other assets:
Property and equipment, net	23,511	31,302
Website development cost	32,796	-
Intangible asset, net	696,536	861,747
Deposits	111,652	49,673
Total other assets	864,495	942,722

Total assets	$1,549,009	$1,679,156

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$545,107	$487,460
Accounts payable - related party	356,466	300,939
Loan payable	5,933	-
Notes payable - short term	109,681	55,681
Deferred discount - short term	100,000	100,000
Customer deposits	56,113	15,285
Due to related parties	-	156,505
Total current liabilities	1,173,300	1,115,870

LONG-TERM LIABILITIES:
Notes payable - long term	36,718	64,558
Deferred discount - long term	200,000	250,000
Total liabilities	1,410,018	1,430,428

Stockholders' equity:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized: no shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized: 128,153,803 shares and 117,003,803 shares
issued and outstanding at June 30, 2012 and December 31, 2011, respectively	128,154	117,004
Additional paid-in capital	1,195,620	1,103,046
Accumulated deficit	(1,184,783)	(971,322)
Total stockholders' equity	138,991	248,728

Total liabilities and stockholders' equity	$1,549,009	$1,679,156

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	FOR THE SIX MONTHS	FOR THE SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012	JUNE 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$3,908,315	$1,149,952	$7,928,230	$1,740,086

Cost of sales	3,497,305	889,012	7,009,655	1,363,303

Gross profit	411,010	260,940	918,575	376,783

Operating expenses:
Depreciation and amortization	86,501	22,315	173,002	29,540
Marketing, selling and advertising expenses	39,409	7,197	82,101	11,315
Compensation and related taxes	234,276	114,918	520,241	164,697
Professional and consulting fees	36,991	60,692	107,944	95,269
General and administrative	113,632	51,072	242,881	80,181
Total operating expenses	510,809	256,194	1,126,169	381,002

Income (loss) from operations	(99,799)	4,746	(207,594)	(4,219)

Other expense
Interest expense	(3,611)	-	(5,867)	(418)
Total other expense	(3,611)	-	(5,867)	(418)

Income (loss) before provision for income taxes	(103,410)	4,746	(213,461)	(4,637)

Provision for income taxes	-	-	-	-

Net income (loss)	$(103,410)	$4,746	$(213,461)	$(4,637)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	124,435,435	116,509,681	123,621,542	108,641,304

NET INCOME (LOSS) PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.00)	0.00	(0.00)	(0.00)

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS	FOR THE SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2012	JUNE 30, 2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(213,461)	$(4,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,002	29,540

Changes in operating assets and liabilities
Accounts receivable	(80,738)	(225,143)
Inventory	(19,125)	(9,308)
Other receivables	(40,556)	(5,000)
Prepaid expenses and other current assets	41,323	(37,977)
Deposits	(61,979)	(4,500)
Accounts payable and accrued liabilities	47,091	178,596
Accounts payable - related party	66,083	(4,180)
Customer deposits	40,828	-
Deferred discount - long term	(50,000)	-
Net cash used in operating activities	(97,532)	(82,609)

Cash flows from investing activities:
Website development costs	(32,796)	-
Cash used in acquisition of business	-	(118,491)
Net cash used in investing activities	(32,796)	(118,491)

Cash flows from financing activities:
Payments on notes payable	(27,840)	(13,920)
Proceeds from related party advances, net of
repayments on related party advances	(153,814)	(39,329)
Proceeds from loan payable, net of
repayments on loan payable	5,933	-
Payment made in connection with stock repurchase agreement	(275,000)	-
Payments to repurchase common stock	(20,000)	-
Collection of subscription receivable	-	200
Proceeds from sale of common stock, net of issuance costs	452,724	679,900
Net cash (used in) provided by financing activities	(17,997)	626,851

Net (decrease) increase in cash	(148,325)	425,751

Cash at beginning of year	277,857	42,099

Cash at end of period	$129,532	$467,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$6,009	$2,128
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of notes payable in connection with the acquisition of business	$-	$162,000
Value of intangible assets upon acquisition of business	$-	$241,265
Purchase of property and equipment upon acquisition of business	$-	$17,671
Purchase of other current assets upon acquisition of business	$-	$3,064
Issuance of notes payable in connection with the stock repurchase agreement	$54,000	$3,064

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Proguard Acquisition Corp. (the “Company”) was incorporated under the laws of the State of Florida in June 2004. The Company provided professional protection to clients through installation and monitoring of fire, intrusion and environmental security systems.

On May 7, 2012, the Company closed the reverse merger and related transactions contemplated by the Agreement of Merger and Plan of Reorganization dated April 27, 2012 (the “Merger Agreement”) with Random Source Inc. (“Random Source”), and Proguard Acquisition Subsidiary Corp., our newly-formed, wholly-owned Florida subsidiary (the “Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), the Acquisition Sub merged with and into Random Source, and Random Source, as the surviving corporation, became a wholly-owned subsidiary of the Company.  In the Merger, all of the issued and outstanding capital stock of Random Source was transferred to the Company in exchange for shares of common stock of the Company.  Such Exchange caused Random Source to become a wholly-owned subsidiary of the Company.

Prior to the Merger, the Company was a shell company with no business operations.

The Merger was accounted for as a reverse-merger and recapitalization.  Random Source was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Merger were those of Random Source and was recorded at the historical cost basis of Random Source, and the consolidated financial statements after completion of the Merger included the assets and liabilities of the Company and Random Source, historical operations of Random Source and operations of the Company from the closing date of the Merger.

Random Source was incorporated under the laws of the State of Florida in September 2008. The Company operates and sells office supplies such as high-quality, brand-name office products primarily to medium and large-sized businesses through its retail websites. The Company carries a wide selection of merchandise, including general office supplies, business machines and computers, office furniture, and other business-related products. Random Source has two subsidiaries, Lamfis, Inc. d/b/a Hinson Office Supply (“Hinson Office Supply”) and Superwarehouse Business Products, Inc. (“Superwarehouse”).

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2012, and the results of operations and cash flows for the six months ended June 30, 2012 have been included. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures used in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2011, which are contained in the Form 8-K and such consolidated balance sheet as of December 31, 2011 was derived from those financial statements.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of  revenues and expenses during the reporting  period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the allowance for bad debts, the useful life of property and equipment, useful life of intangible assets.

FASB Accounting Standards Codification

The issuance by Financial Accounting Standards Board (“FASB”) of the Accounting Standards Codification  (“ASC”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that US GAAP is referenced.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Beginning on that date, ASC officially became the single source of authoritative nongovernmental US GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The change affects the way the Company refers to US GAAP in financial statements and in its accounting policies. All existing standards that were used to create ASC became superseded. Instead, references to standards consist solely of the number used in the ASC’s structural organization.

Fair Value of Financial Instruments

The Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The carrying amounts reported in the consolidated balance sheet for accounts receivable, other receivables, prepaid expenses, accounts payable, accrued liabilities, and customer deposits approximate their estimated fair market value based on the short-term maturity of these instruments.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008.  ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’ account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At June 30, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

Segments

The Company’s activities are within the office products and office supplies retail industry, which is the single industry segment the Company operates. Each operating subsidiary represents an operating segment and these segments have been aggregated, as the operating units meet all of the aggregation criteria. The Company has aggregated its operating segments based on the aggregation criteria outlined in ASC 280-10, which states that two or more operating segments may be aggregated into a single operating segment if aggregation is consistent with the objective and basic principles of the Statement, if the segments have similar economic characteristics, similar product, similar production processes, similar customers and similar methods of distribution. Therefore, the Company has a single operating segment for financial reporting purposes.

Revenue Recognition

The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials”. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenues consist primarily of product sales.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  As of June 30, 2012 and December 31, 2011, our allowance for doubtful accounts totaled $4,300 and $4,300, respectively. The Company did not consider it necessary to record any bad debt expense during the six months ended June 30, 2012 and 2011.

Inventory

Inventory, consisting of finished goods related to the Company’s products are stated at the lower of cost or market utilizing the first-in, first-out method.

Concentrations of Credit Risk and Major Customers

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. The Company places its cash with high credit quality financial institutions. Most of the Company’s sales are credit sales which are primarily to customers whose ability to pay is dependent upon the industry economics prevailing in these areas; however, concentrations of credit risk with respect to trade accounts receivables is limited due to generally short payment terms. The Company also performs ongoing credit evaluations of its customers to help further reduce credit risk.

As of June 30, 2012, 20 customers accounted for approximately 32% of total accounts receivable. As of December 31, 2011, 8 customers accounted for 15% of total accounts receivable. No single customer accounted for greater than 10% of sales of the Company for the six months ended June 30, 2012 and 2011.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $31,774 and $73,097 at June 30, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash for web marketing services, computer support services, consulting and business advisory services, rent, and prepaid insurance which are being amortized over the terms of their respective agreements.

Deposits

Deposits at June 30, 2012 and December 31, 2011 were $111,652 and $49,673, respectively, which consist of security deposits paid to third parties for office lease and credit card merchant holdbacks.

Customer Deposit

Customer deposits at June 30, 2012 and December 31, 2011 were $56,113 and $15,285, respectively, which consist of prepayments from third party customers to the Company and customer refunds. The Company will recognize the prepayments as revenue upon delivery of the products, in compliance with its revenue recognition policy.

Marketing, selling and advertising costs

Marketing, selling and advertising costs are expensed as incurred.  Such expenses for the six months ended June 30, 2012 and 2011 totaled $82,101 and $11,315, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company follows ASC 740 rules governing uncertain tax positions, which provides guidance for recognition and measurement. This prescribes a threshold condition that a tax position must meet for any of the benefits of the uncertain tax position to be recognized in the financial statements. It also provides accounting guidance on derecognization, classification and disclosure of these uncertain tax positions.

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”). Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At June 30, 2012, the Company has 180,000 outstanding options and 15,147,000 outstanding warrants. At June 30, 2011, the Company has 180,000 outstanding options.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  Depreciation is calculated on a straight-line basis over the estimated useful life of the assets, generally two to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the remaining term of the lease.

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC Topic 350–40 Internal Use Software. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal–use computer software during the application development stage are capitalized. Training costs are not internal–use software development costs and, if incurred during this stage, are expensed as incurred. These capitalized costs will be amortized based on their estimated useful life over three years from the date of service. The Company expects to place the website into service in September 2012.  Payroll and other related costs directly related to the application development stage are capitalized. Ongoing updates to the website will be expensed as incurred. Website development costs as of June 30, 2012 amounted to $32,796.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to FASB ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2012 and 2011.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Other Intangible Assets

In accordance with ASC 350- 30-65 “Goodwill and Other Intangible Assets”, the Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

1.	Significant underperformance relative to expected historical or projected future operating results;

2.	Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and

3.	Significant negative industry or economic trends.

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charge on its intangible assets during the six months ended June 30, 2012 and 2011.

Employee Benefit Plan

The Company offers a SIMPLE IRA plan which was established in December 2009 for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan.  Under the plan, the Company matches employee contributions to the plan up to 1% of the employee’s salary.  The Company made matching contributions of 1% totaling $652 and $1,269 during the six months ended June 30, 2012 and 2011, respectively.

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	June 30, 2012	December 31, 2011

Transportation equipment	2 years	17,671	17,671
Furniture and fixtures	7 years	4,617	4,617
Leasehold improvement	3 years	18,266	18,266
Less: Accumulated depreciation		(17,043)	(9,252)
		$23,511	$31,302

For the six months ended June 30, 2012 and 2011, depreciation expense amounted to $7,791 and $2,732, respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets were acquired from the acquisition by the Company’s wholly owned subsidiary, Random Source, and its subsidiaries, Hinson Office Supply and Superwarehouse consisted of the following:

	June 30, 2012	December 31, 2011

Customer lists	$991,265	$991,265
Accumulated amortization	(294,729)	(129,518)
Intangible assets, net	$696,536	$861,747

Customer lists for Hinson Office Supply, are being amortized on a straight-line basis over the estimated useful life of three years. Customer lists for Superwarehouse are amortized over the estimated useful life of three years. The Company assesses fair market value for any impairment to the carrying values.  As of June 30, 2012 and December 31, 2011 management concluded that there was no impairment to the acquired assets.

The weighted average amortization period on total is approximately 2.50 years. Amortization expense for the six months ended June 30, 2012 and 2011 was $165,211 and $26,808, respectively.

Future amortization of intangible assets, net is as follows:
2012	$247,817
2013	330,422
2014	118,297
Total	$696,536

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30, 2012	December 31, 2011

Accounts payable - trade	$715,785	$589,309
Credit card	19,654	17,457
Accrued expenses	29,985	78,453
Accrued payroll, vacation and payroll tax	93,295	63,724
Sales and business tax payable	42,854	39,456
Total	$901,573	$788,399

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 5 – LOAN PAYABLE

In December 2011, the Company entered into a Business Loan and Security Agreement (the “Agreement”) whereby the borrower agreed to lend the Company up to a total amount of $71,000 which will be used for business purposes only. The maturity date of such loan ends 365 days after the disbursement of the initial loan which occurred on January 3, 2012.  The loan included a repayment rate of 30% which shall be applied to the amount of the loan. Additionally, a non-refundable fee equal to 6% of the original principal balance (the “loan fee”) of the loan and shall be payable upon the earliest of (a) the date upon which the loan is repaid in full (b) maturity date or (c) upon occurrence of event of default as defined in the Agreement. The lender has the right to accelerate the repayment of and declare immediately due and payable portion of the outstanding loan as defined in the Agreement. Upon the maturity date, the outstanding balance shall be immediately due and payable in full. Thereafter, until the outstanding balance is paid in full, the repayment rate shall be increased to 100%. The borrower also has the right to increase the repayment rate, temporarily or permanently, after the occurrence and during the continuance of an event of default.  Pursuant to the Agreement, the Company has granted the borrower collateral and security interest in all of the assets and rights of the Company as defined in the Agreement, except as otherwise indicated. As of June 30, 2012 and December 31, 2011, loan payable including related fees and interest under this agreement amounted to $5,933 and $0, respectively. In July 2012, the Company entered into another Business Loan and Security Agreement whereby the initial loan fee has been increased to $175,000, a repayment rate of 100% and a loan fee equal to 0.45% of the loan amount (see Note 10).

NOTE 6 – NOTES PAYABLE

On March 9, 2011, the Company acquired 100% of the outstanding stock of Hinson Office Supply for $262,000. The stock purchase agreement calls for a $100,000 cash down payment with the balance of $162,000 payable in equal monthly installments of $4,640, fully amortized over thirty-six months with interest accruing at a rate of 2% per annum and matures on April 9, 2014.  Promissory Notes were issued to the former shareholders of Hinson Office Supply. The agreement calls for the last installment payment to be waived should the Company make all payments in a timely fashion. As of June 30, 2012 and December 31, 2011, principal balance on these notes amounted to $92,399 and $120,239, respectively.

As of June 30, 2012 and December 31, 2011, accrued interest on these notes amounted to $0.

On May 7, 2012 Random Source entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) with the then majority shareholders of the Company pursuant to which Random Source purchased 1,700,000 shares of the Company’s common stock (the “Insiders’ Shares”) for $304,000.  The purchase price was paid by $250,000 at closing and delivery of a 90 day secured promissory note (the “Purchase Note”) in the principal amount of $54,000.  The Company shall pay the principal and interest on or before August 7, 2012 and bears interest at 8% per annum.  At closing Random Source also prepaid interest under the Purchase Note in the amount of $1,068.

In order to secure the timely payment of the Purchase Note, at closing the Company issued 2,000,000 shares of the Company’s common stock which such shares will be held in escrow pursuant to the terms of the Escrow Agreement between the parties.  In the event the Purchase Note is paid on or before the maturity date, the certificate representing the Escrow Shares will be returned to the Company for cancellation.  In the event, however, the Purchase Note is not paid on or before the maturity date, pursuant to the terms of the escrow agreement the Escrow Shares will be forfeited in full satisfaction of the Purchase Note.  Following the closing of the Stock Repurchase Agreement, the Insiders’ Shares were cancelled and returned to the status of authorized but unissued shares of the Company’s common stock.   As of June 30, 2012 and December 31, 2011, principal balance on this note amounted to $54,000 and $0, respectively. As of June 30, 2012 and December 31, 2011, accrued interest on this note amounted to $0.

Notes payable – short and long term portion consisted of the following:

	June 30, 2012	December 31, 2011
Total notes payable	$146,399	$120,239
Less: current portion	109,681	55,681
Long term portion	$36,718	$64,558

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 6 – NOTES PAYABLE (continued)

Future debt payments are as follows:

2012	$109,681
2013	36,718
Total	$146,399

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock, $.001 par value per share. As of June 30, 2012 and December 31, 2011, the Company had 128,153,803 shares and 117,003,803 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

On May 7, 2012, the Company closed the Merger Agreement with Random Source, and the Acquisition Sub (see Note 1). Upon closing of the transactions contemplated under the Merger, the Acquisition Sub merged with and into Random Source, and Random Source, as the surviving corporation, became a wholly-owned subsidiary of the Company.  In the Merger, in exchange for all of the issued and outstanding capital stock of Random Source, the Company issued the holders of those shares 127,989,517 shares of the Company’s common stock, which, after giving effect to the stock repurchase described below, represented approximately 97.2% of the outstanding common stock, giving no effect to the shares of the Company’s common stock underlying the Exchange Warrants.

At closing, the Company also issued the Random Source shareholders who were also warrant holders common stock purchase warrants to purchase 15,075,571 shares of the Company’s common stock exercise prices ranging from $0.07 to $0.50 per share (the “Exchange Warrants”) in exchange for identical warrants to purchase Random Source common stock which were held by the warrant holders immediately prior to closing.  The expiration date of each Exchange Warrant is identical to the Random Source warrant for which it was exchanged. The exercise price of the Exchange Warrants and the number of shares issuable upon the exercise of the warrants are subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions.  Warrants to purchase 678,571 shares of the Company’s common stock with an exercise price of $0.07 per share are exercisable on a cashless basis.  Warrants to purchase an additional 14,397,000 shares of the Company’s common stock with exercise prices ranging from $0.15 to $0.50 per share are callable by us, upon 30 days notice, at a call price of $0.001 per share if the Company’s stock is currently quoted for trading in the over the counter market, the closing price of the Company’s common stock equals or exceeds certain base thresholds for five consecutive trading days and there is an effective registration statement covering the resale of the shares of common stock underlying those Exchange Warrants.  This means that holders of these Exchange Warrants will have 30 days from the date the warrants are called to exercise the Exchange Warrants.  Any warrant which has been called but remains unexercised by the call date will automatically terminate and no longer entitle the holder to exercise such warrant or to receive any consideration therefore, other than the call price.

Contemporaneously on the date of the Merger, on May 7, 2012 Random Source also entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) with the then majority shareholders of the Company pursuant to which Random Source purchased 1,700,000 shares of the Company’s common stock (the “Insiders’ Shares”) for $304,000.  The purchase price was paid by $250,000 at closing and delivery of a 90 day secured promissory note (the “Purchase Note”) in the principal amount of $54,000.  Such 1,700,000 shares were cancelled on the date of the Merger. In order to secure the timely payment of the Purchase Note, at closing the Company issued 2,000,000 shares of the Company’s common stock which such shares will be held by in escrow pursuant to the terms of the Escrow Agreement between the parties (see Note 6).

In January 2012, the Company had issued 4,200,000 shares of common stock in connection with a 3 year consulting and advisory agreement (see Note 9). The Company had valued these common shares at the fair market value on the date of grant at $0.07 or $294,000 which shall be amortized pursuant to the terms of the consulting agreement. The Company had recognized stock-based consulting expense of $24,500 in January 2012. As of June 30, 2012 such consultant did not achieve its minimum financing requirement thereby the Company terminated such agreement and re-purchased the 4,200,000 shares of common stock for $20,000 pursuant to such agreement. As a result, the Company cancelled these 4,200,000 shares and the Company reduced stock-based consulting expense by $24,500. The amendment and termination agreement where administratively issued in July 2012.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

Between April 30, 2012 and May 4, 2012 the Company sold in aggregate 6,785,714 shares of the Company’s common stock at $0.07 per share in a private placement which resulted in gross proceeds to us of $475,000.  The Company paid private placement commissions or finder’s fees in cash for $56,750 (net of $12,500 of creditable retainer fee – see Note 9) and a five year 678,571 warrants to purchase the Company’s common stock in connection with this transaction. The Company also paid related private placement fees of $3,250. The Company used the net proceeds to pay off a $25,000 loan to a related party (see Note 8) and as payment of a purchase price in connection with a Stock Repurchase Agreement on May 7, 2011.

On June 29, 2012 the Company sold in aggregate 714,286 shares of the Company’s common stock at $0.07 per share in a private placement which resulted in gross proceeds to us of $50,000.  The Company paid the placement agent a commission in cash $5,000 and a non-accountable expense allowance of $1,000 in connection with this transaction. The Company also paid related private placement fees of $6,276, including escrow agent and legal fees.  As additional compensation, the Company issued the placement agent placement agent warrants to purchase 71,429 shares of common stock with an exercise price of $0.07 per share in connection with this transaction. Such warrants expire five years from the date of issuance.

Common Stock Options

Information related to options granted under the 2010 Equity Compensation Plan and activity for the period then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	180,000	$0.10	3.42
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at June 30, 2012	180,000	$0.10	3.17

Options exercisable at end of year	-	$-
Options expected to vest	180,000
Weighted average fair value of options granted during the period		$-

Stock options outstanding at June 30, 2012 as disclosed in the above table have no intrinsic value at the end of the period.

Common Stock Warrants

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	14,397,000	$0.30	2.25
Granted	750,000	0.07	5.00
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at June 30, 2012	15,147,000	$0.29	1.90

Warrants exercisable at June 30, 2012	15,147,000	$0.29	1.90
Weighted average fair value of warrants granted during the period		$-

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time the Company also enters into transactions with Computer Nerds International, Inc. (“Computer Nerds”), a company owned by certain of the Company’s Officers, including:

●
The Company purchased inventories and products for sale from Computer Nerds totaling approximately $5,219,000 and $16,945 during the six months ended June 30, 2012 and 2011, respectively. The Company’s sales to Computer Nerds totaling approximately $2,300 and $0 during the six months ended June 30, 2012 and 2011, respectively. Accounts payable to Computer Nerds as of June 30, 2012 and December 31, 2011, was $356,466 and $300,939, respectively, and were reflected as accounts payable – related party in the accompanying consolidated balance sheets.

Additionally, on October 25, 2011, the Company, through its subsidiary, Superwarehouse, entered into a Distribution Agreement (the “Computer Nerds Agreement”) with Computer Nerds whereby the Company appoints Computer Nerds as its non-exclusive distributor of the Company’s products in order to market, promote, distribute, and sell the product to its customers, directly or indirectly and shall include all products, territories, geographies, customers and markets without restriction. The initial term of the Computer Nerds Agreement began on October 25, 2011 and shall end on December 31, 2012. The term shall automatically renew for a one year period on each subsequent anniversary date of the effective date.  The Company may give written notice of its intent to terminate this agreement at anytime. Pursuant to the Computer Nerds Agreement, Computer Nerds agrees to charge the Company its cost plus 2% distributor fee. The Company paid approximately $102,000 of the 2% distributor fee during the six months ended June 30, 2012. Such Computer Nerds Agreement has been amended on July 30, 2012 (see Note 10).

In October 2011, the Company issued promissory notes to three officers of the Company in an aggregate amount of $150,000. The notes were due in January 2012 and bore interest at a rate of 18% per annum. Accrued interest as of December 31, 2011, amounted to $6,505. Between January 2012 and February 2012, the Company paid off the principal and accrued interest from such promissory notes.

On February 15, 2012, the Company issued a promissory note to a related party, who is a shareholder of the Company, for $25,000. The note bears an annual interest rate of 6% per annum. The principal amount together with accrued interest will be due on the closing date of the Company’s financing pursuant to its February 2012 Private Placement Memorandum. As of June 30, 2012, the balance of such promissory note amounted to $25,000 and was included in due to related parties. On April 30, 2012, the Company paid off the principal and accrued interest from such promissory note.

During fiscal 2011, the Company advanced $2,691 to a shareholder of the Company. This advance is due on demand and non-interest bearing. Such advance was collected on April 30, 2012.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Consulting Contracts

In December 2011, the Company entered into a 6 month investment banking and financial advisor agreement with a broker-dealer who is a member of FINRA pursuant to which it agreed to act as an exclusive investment banking consultant (the “Consultant”) for the Company. The Company shall pay the Consultant 10% of gross proceeds raised from a private placement financings and warrants to purchase shares of the Company’s common stock equal to 10% of the number of shares sold from such private placement financings. The Company shall pay a $25,000 retainer fee for its services whereby $12,500 of the retainer fee shall be creditable against cash commissions payable to such Consultant. Between December 2011 and February 2012, the Company paid the $25,000 retainer.

Additionally, in December 2011, the Company had entered into a consulting and advisory agreement with the same Consultant (see above) which term is from the date of this agreement through the 3 year anniversary of the final closing of the financing of the Company’s convertible promissory note as defined in the agreement. The Company shall pay $5,000 commencing on the month following the initial closing of the financing. In January 2012, the Company had issued 4,200,000 shares of the Company’s common stock pursuant to the terms of the consulting agreement (see Note 7). The 4,200,000 shares were subject to a re-purchase in the event that there has been no closing of the financing after 1 year pursuant to this agreement. As of June 30, 2012 such consultant did not achieved its minimum financing requirement thereby the Company terminated such agreement and the Company re-purchased the 4,200,000 shares of common stock for $20,000 pursuant to such agreement. As a result, the Company cancelled these 4,200,000 shares. The amendment and termination agreement where administratively issued in July 2012. On July 24, 2012, the Company entered into a financing agreement with the same Consultant (see Note 10).

In July 2011, the Company entered into a 4 year Rebate Agreement (the “Rebate Agreement”) with a distributor. The Company received a one-time advance rebate allowance of $375,000 and marketing allowance of $25,000 whereby the Company will purchase at least 90% of the Company’s monthly purchase requirements of products for sale from such distributor. Pursuant to the Rebate Agreement, the Company is eligible to receive volume cash discount, volume flat rebates, marketing rebate and annual growth rebates as defined in the Rebate Agreement. The allowance is subject to a repayment claw back provision upon the occurrence of either (i) the acquisition of the Company by a third party including the sale of all or substantially all of the Company’s equity or assets, a merger, or transaction resulting in a change of control or (ii) the Company does not honor its purchase commitments for 2 or 3 consecutive months in a 12 month period. If a repayment claw back occurs, the Company shall pay back the unearned portion of any discounts, rebates and allowances paid by the distributor. The Company recorded the advance rebate and marketing allowance as deferred discount as reflected in the accompanying consolidated balance sheets. The Company amortizes the advance rebate to cost of sales and amortizes the advance marketing allowance to expense over the term of the Rebate Agreement. Deferred discount- short term at June 30, 2012 and December 31, 2011 was $100,000 and will be amortized within a year. Deferred discount- long term at June 30, 2012 and December 31, 2011 was $200,000 and $250,000, respectively, and will be amortized over the remaining term of the agreement beyond one year period.

Operating Lease

A lease agreement was signed for office and warehousing space located in Broward County, Florida with an initial term commencing on June 1, 2011 and expiring on July 31, 2014. Such office space consists of approximately 6,962 square feet and serves as the corporate headquarters of the Company and its subsidiary, Hinson Office Supply. There are no minimum, contingent or sublease arrangements in the lease.  Future minimum rental payments required under this operating lease are as follows:

●	Period ending December 31, 2012	$26,193
●	Period ending December 31, 2013	$53,027
●	Thereafter	$31,311

Included in the lease is a $10,345 credit against rent due for work performed by the Company for leasehold improvements to office and warehousing space.  This is not reflected in the numbers above.

In August 2011, the Company entered into an amendment agreement whereby the lease for an office and warehousing space located in San Diego, California was extended up to September 30, 2012 which serves as the headquarters of the Company’s subsidiary, Superwarehouse. The monthly base rent for the extended period shall be $1,993. Future minimum rental payments required under this operating lease are as follows:

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

●	Period ending December 31, 2012 $5,979

Rent expense was $48,928 and $16,806 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 10 - SUBSEQUENT EVENTS

In July 2012, the Company entered into another Business Loan and Security Agreement whereby the initial loan fee has been increased to $175,000 (see Note 5). The maturity date of such loan ends 365 days after the disbursement of this initial loan. The loan includes a repayment rate of 100% which shall be applied to the amount of the loan. Additionally, a non-refundable fee equal to 0.45% of the loan amount (the “loan fee”) shall be payable upon the earliest of (a) the business day immediately preceding the next disbursement date (b) the date upon which the loan is repaid in full (c) termination date or (d) upon occurrence of event of default as defined in the agreement. The lender has the right to accelerate the repayment of and declare immediately due and payable portion of the outstanding loan as defined in the agreement. Upon the maturity date, the outstanding balance shall be immediately due and payable in full. Pursuant to the Agreement, the Company has granted the borrower collateral and security interest in all of the assets and rights of the Company as defined in the agreement, except as otherwise indicated.

In July 2012, the Company entered into a 3 year non-exclusive investment banking and financial advisor agreement with the Consultant pursuant to which it agreed to act as an investment banking and financial advisor consultant for the Company. The Company shall pay the Consultant 10% of gross proceeds raised from the closing of financings and five year warrants to purchase shares of the Company’s common stock equal to 10% of the number of shares sold from such financings. The Company shall reimburse such Consultant its actual and pre-approved out of pocket expenses. Additionally, in July 2012, the Company entered into a subscription agreement with an affiliate of the Consultant whereby the Company sold 1,000,000 shares of the Company’s common stock for $1,000 and other valuable consideration.

On July 30, 2012 the Company sold in aggregate 714,285 shares of the Company’s common stock at $0.07 per share in a private placement which resulted in gross proceeds to us of $50,000.  The Company paid the placement agent a commissions in cash $5,000 in connection with this transaction, paid it a non-accountable expense allowance of $1,000 and issued it placement agent warrants to purchase 71,429 shares of the Company’s common stock exercisable at $0.07 per share as additional compensation in connection with this transaction. Such warrants expire five years from the date of issuance.

On July 30, 2012, the Company, through its subsidiary, Superwarehouse, entered into an Amended Distribution Agreement (the “Amended Agreement”) with Computer Nerds whereby the Company extended the term up to March 31, 2013. Pursuant to the Amended Agreement, effective August 1, 2012, the distributor fee will be lowered to 1.5% from 2%. All other terms and conditions of the original agreement remain in full force and effect.

In August 2012, the Company satisfied in full the 90 day purchase note in the principal amount of $54,000 delivered as part of the reverse merger.  Following the payment of this obligation, the 2,000,000 shares of its common stock which had been placed in escrow to secure the timely payment of the note were returned to the Company and have been cancelled and returned to the status of authorized but unissued shares.

The Company has evaluated events and transactions that occurred subsequent to June 30, 2012, through the date the consolidated financial statements were issued, for potential recognition or disclosure in the accompanying consolidated financial statements.  Other than the disclosures shown, the Company did not identify any events or transactions through date the consolidated financial statements were issued, that should be recognized or disclosed in the accompanying consolidated financial statement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for three and six months ended June 30, 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” appearing in our Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on June 20, 2012.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are principally an on-line Business to Business (B2B) retailer of brand name office products.  Our direct-to-customer business model is designed to offer our business, government and educational customers a broad selection of office supplies at lower prices and improved efficiencies when compared to their existing suppliers.  Our salespeople focus on personalized service and our growth strategy includes leveraging upon our existing customer relationships in order to grow internally by cross marketing our existing products across our customer base, and expanding our product offerings to include higher-margin services that produce a “residual annuitized business” model.

Our acquisition strategy is also key to our growth.  During 2011 we closed the acquisitions of Hinson Office Supply and the assets of SWH Enterprises, Inc. and Super Warehouse Gov, LLC, which are now part of Superwarehouse.  As a result of these acquisitions, our offerings span several areas.  Our original business, Random Source, targets small to medium-sized business in the 60-mile area surrounding our Fort Lauderdale, Florida offices.  Hinson Office Supply concentrates on government and educational sales to customers in the same 60-mile area.  Recently, our government sales team has begun to generate inquiries from agencies outside the current target radius.  Superwarehouse is an open-platform Web-based business which primarily sells toner.  We are engaged in a complete redesign of the back-end accounting and customer databases of Hinson Office Supply and Superwarehouse to mirror Random Sources’ which we expect to complete in the fourth quarter of 2012.  Once the system integration is complete, it will permit us to complete an integration of the three businesses into one seamless organization permitting us to reduce redundant administrative and advertising costs.  Our new open platform Web site which we also expect to launch in the fourth quarter of 2012 will also enable us to expand Superwarehouse’s product offerings to a full line of general business products, including office supplies, furniture, janitorial and break room products along with the toner products.  These acquisitions, together with our organic growth, helped us to increase our net sales from $1.7 million for the six months ended June 30, 2011 to $7.9 million for six months ended June 30, 2012.  Because we only reported revenues from these acquisitions for a portion of 2011, we expect our 2012 revenues to continue to increase substantially from 2011.

Subject to the availability of additional capital, we also expect to seek to acquire additional complimentary companies in our space.  We believe that there are several potential acquisition targets in our market which would be synergistic and broaden our overall competiveness.  However, as we do not have any agreements or understandings with any third parties regarding the terms and conditions of any future acquisitions, there are no assurances we will be successful in implementing this growth strategy.

Results of Operations

Our net sales increased 240% in the second quarter of 2012 as compared to the second quarter of 2011, and 356% in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  Our net sales includes revenues from Hinson Office Supply beginning in March 2011 and revenues from Superwarehouse beginning in October 2011.  Included in our net sales for the second quarter of 2012 and the six months ended June 30, 2012 are revenues of $618,000 and $1.2 million, respectively, attributable to Hinson Office Supply and revenues of $2.8 million and $5.8, respectively, attributable to Superwarehouse.

Our revenues attributable to Hinson Office Supply are trending down approximately 10% from its historic revenues pre-acquisition which we attribute to budgetary constraints of its customers.  However, we expect its revenues to increase during the balance of 2012, both as a result of seasonal increases in the third quarter when educational administrative staffs increase purchases at the beginning of school years and expected expansions of budgets of some of our customers.

The revenues in 2012 attributable to Superwarehouse on an annualized basis are significantly less than its historic results.  Initially, this negative revenue trend was directly attributable to the decline in its client base prior to our acquisition of the company.  While the sellers had been in business for approximately 15 years, in the period leading up to our acquisition of the assets in October 2011, the sellers had lost access to their credit facility and the resulting lack of working capital adversely impacted the sellers’ abilities to ship orders to customers.  We have begun rebuilding these historic customer relationships and the attrition in customers has leveled off during the second quarter of 2012.  Recently, however, the April 2012 change by Google in certain of its key algorithms has adversely impacted Superwarehouse’s search engine optimization ranking which in turn impacts revenues as Superwarehouse as it is a Web-based business.  In the fourth quarter of 2012, following the completion of the redesign of the back-end accounting and customer databases which are necessary to enable us to adequately process order volume and the launch of our new Web site, we expect to begin actively marketing to Superwarehouse’s historic customer base, expand its product offerings and achieve a better search engine optimization ranking.  We believe all of these steps will help us to return Superwarehouse’s revenues to those more closely at the level of its historic revenues.  While we expect that Superwarehouse will continue to positively impact our revenues in future periods, there are no assurances, however, that we will ever be able to return Superwarehouse's revenues to its historic levels.

Our gross profit declined substantially in both the second quarter of 2012 and the six months ended June 30, 2012 from the comparable periods in 2011.  Our gross profit margin decreased 12.2% in the second quarter of 2012 and 10.1% in the six months ended June 30, 2012 from the comparable periods in 2011.  The decline in our margins is attributable to the percentage of our total revenues which are attributable to revenues from Superwarehouse which historically have lower margins than revenues from our other sales.  Once we are able to expand Superwarehouse’s product offerings as described above, we expect that our gross margins will increase in future periods.

Our total operating expenses increased 99% and 196% for the second quarter of 2012 and the six months ended June 30, 2012, respectively, from the comparable periods in 2011.  The principal increases in total operating expenses were increases in marketing, selling and advertising expenses, compensation expense, professional and consulting fees and general and administrative expenses.

Marketing, selling and advertising expenses represented 1% of sales in the 2012 periods as compared to less than 1% in the 2011 periods.  We expect that marketing, selling and advertising expenses, which includes search engine optimization charges and costs associated with our Web site, will remain relatively constant as a percentage of sales during the balance of 2012.

Compensation expense increased 104% for the second quarter of 2012 and 216% for the six months ended June 30, 2012 from the comparable periods in 2011 primarily as a result of additional personnel added following the acquisitions of Hinson Office Supply and Superwarehouse. We expect that compensation expense will remain constant during the balance of 2012.

Professional and consulting fees decreased 39% for the second quarter of 2012 but increased 13% for the six months ended June 30, 2012 from the comparable periods in 2011.  The decrease in the second quarter of 2012 is attributable to consulting fees in the 2011 period for which there were no comparable expenses in the 2012 period.  The increase in the six months ended June 30, 2012 is attributable to costs associated with the reverse merger and increased legal and accounting expenses during the period.  We granted purchasers in various private offering registration rights and are required to file a registration statement with the Securities and Exchange Commission in the near future to register the public resale of those shares.  As a result, we expect an increase in our professional fees during the second half of 2012, although we are not able at this time to quantify the amount of this increase.

General and administrative expense increased 122% and 203% for the second quarter of 2012 and the six months ended June 30, 2012, respectively, from the comparable periods in 2011.  These increases were primarily as a result of our increased operations following the acquisitions of Hinson Office Supply and Superwarehouse.  We expect that our operating expenses will continue to increase in 2012 from 2011 as we incur operating expenses related to Hinson Office Supply and Superwarehouse for the entire 12 month period.

We expect that if the growth trend in our revenues continues, and if we are able to successfully contain costs and expenses, that our operations will be profitable in 2012.  There are, however, a number of factors which may adversely impact our ability to report profitable operations, including a loss of historical revenues from our acquired companies, unforeseen costs which impact our gross margin and unforeseen increases in operating expenses.  Accordingly it is possible that we will continue to report losses in future periods.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At June 30, 2012 we had a working capital deficit of $488,786 as compared to a working capital deficit of $379,436 at December 31, 2011.  The increase in our working capital deficit at June 30, 2012 is primarily attributable to increases in our current liabilities partially offset by increases in accounts receivable, inventory and other receivables.

Accounts receivable, net, increased 22% at June 30, 2012 compared to December 31, 2011 which is primarily attributable to our increased sales in 2012.  Accounts payable and accrued liabilities also increased 12% at June 30, 2012 compared to December 31, 2011 which is attributable to both the expansion of our company during 2012 and our efforts to conserve cash thereby delaying the payment of various trade payables.  Accounts payable – related party reflects amounts due Computer Nerds International, Inc. for products we purchase from this affiliate.  The increase of 18% at June 30, 2012 from December 31, 2011 is attributable to increased sales during 2012.  Notes payable – short term reflects the current portion of amounts we owe under the purchase notes issued in the acquisition of Hinson Office Supply and in connection with the reverse merger.

Net cash used in operating activities for the six months ended June 30, 2012 was $97,532 as compared to net cash used in operating activities of $82,609 for the six months ended June 30, 2011.  In the 2012 period cash was used to fund a decrease in our working capital of approximately $109,000 and our net loss of approximately $214,000.

Net cash used in investing activities for the six months ended June 30, 2012 was $32,796 as compared to $118,491 for the six months ended June 30, 2011.  In the 2012 period, cash used in investing activities included website development costs and in the 2011 period cash used in investing activities represented the Hinson Office Supply acquisition.

Net cash used in financing activities for the six months ended June 30, 2012 was $17,997 as compared to net cash provided by financing activities of $628,851 for the six months ended June 30, 2011.  In the 2012 period we raised cash from the sale of our common stock and the issuance of a note payable which was offset by payments of notes payable, including to related parties for working capital advances previously made to us, and the repurchase of stock in both the reverse merger which closed in May 2012 and under the terms of an agreement described later in this report under Part II., Item 5.  In the 2011 period we principally raised cash from the sale of our securities which was offset by the repayment of working capital advances from related parties.

We do not have any commitments for capital expenditures in 2012.  We do not have any external sources of liquidity and will need to raise additional working capital during 2012.  This additional capital will be necessary to support the growth of our current operations as well as to provide additional capital for future acquisitions.  In June 2012 we raised $50,000 in gross proceeds through the sale of our securities in a private placement and subsequent to June 30, 2012 we raised an additional $50,000 in gross proceeds in this offering.  We are using the net proceeds for working capital.  The amount raised in this offering was less than expected, and in an effort to increase our working capital, in July 2012 we increased our borrowing base under a loan agreement with a commercial lender to $175,000.  While we expect that our ability to raise capital through the sale of our securities will be enhanced as our revenues continue to grow, there are no assurances we are correct and we are not a party to any binding agreements for additional capital.  We expect that any market for our common stock will take time to develop as information regarding our company is more widely available.  The lack of a liquid market will likely adversely impact our ability to raise additional capital.  If we are not able to raise capital as needed, our ability to implement our growth plans will be in jeopardy.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to the allowance for doubtful accounts and the valuation of warrants that are deemed to be not indexed to our common stock. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our consolidated financial statements appearing elsewhere in this report.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off Balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluations as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Not applicable for a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between June 2012 and July 2012, we sold an aggregate of 1,428,571 shares of our common stock at a purchase price of $0.07 per share to four accredited investors in a private placement exempt from registration under the Securities Act of 1933 (the “Securities Act”) in reliance on exemptions provided by Section 4(2) and Regulation D of that act.  We received gross proceeds of $100,000.  Mediterranean Securities Group, LLC, a broker-dealer and member of FINRA, acted as placement agent for us in this offering.  We paid the placement agent a cash commission of $10,000, a non-accountable expense allowance of $2,000 and issued it five year warrants to purchase 142,857 shares of our common stock at an exercise price of $0.07 per share which are exercisable on a cashless basis as compensation for its services.  We are using the net proceeds of this offering for working capital.

On July 24, 2012 we sold Mediterranean Equity Partners LLC, an affiliate of Mediterranean Securities Group, LLC, 1,000,000 shares of our common stock for an aggregate consideration of $1,000 and other good and valuable consideration in a private transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.  We did not pay any commissions or finder’s fees in this transaction and we are using the proceeds for working capital.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.	OTHER INFORMATION.

On July 24, 2012, effective June 30, 2012, Random Source entered into an Amendment and Termination of Independent Advisory and Consulting Agreement with Mediterranean Securities Group, LLC.  Pursuant to the terms of the agreement, the Independent Consulting and Advisory Agreement dated December 12, 2011 between the parties was terminated and Random Source repurchased 4,200,000 shares of our common stock previously issued to Mediterranean Securities Group, LLC for an aggregate purchase price of $20,000, of which $12,500 previously tendered to it by Random Source under the terms of an investment banking agreement was credited.  The shares have been cancelled and returned to the status of authorized but unissued shares of our common stock.

On July 30, 2012 Superwarehouse entered into an Amended Distributor Agreement with Computer Nerds International, Inc., a related party, pursuant to which the distributor fee was reduced from 2.0% to 1.5%, effective August 1, 2012, and the expiration of the term of the agreement was extended from December 31, 2012 to March 31, 2013.  We have the right to terminate this agreement at any time in our sole discretion.

In August 2012, we satisfied in full the 90 day purchase note in the principal amount of $54,000 delivered as part of the reverse merger.  Following the payment of this obligation, the 2,000,000 shares of our common stock which had been placed in escrow to secure the timely payment of the note were returned to us and have been cancelled and returned to the status of authorized but unissued shares.

ITEM 6.	EXHIBITS.

No.	Description
4.3	Form of Placement Agent Warrant *
10.9	Amendment and Termination of Independent Advisory and Consulting Agreement by and between Random Source, Inc. and Mediterranean Securities Group, LLC *
10.10	Amended Distributor Agreement dated July 30, 2012 by and between Computer Nerds International, Inc. and Superwarehouse Business Products, Inc.*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

*	filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGUARD ACQUISITION CORP.

August 8, 2012	By:	/s/ David Kriegstein
David Kriegstein, Chief Executive Officer

	By:	/s/ Jason Merrick
Jason Merrick, Chief Financial Officer