Form 10-Q
period 2012-09-30
PROGUARD ACQUISITION CORP
filed 2012-11-08
CIK 1300662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  127,368,088 shares of common stock are issued and outstanding as of November 8, 2012.

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

When used in this report, “we,” “our,” “us,” and similar terms refers to Proguard Acquisition Corp., a Florida corporation, and its wholly-owned subsidiary Random Source, Inc., a Florida corporation (“Random Source”), and Random Source’s wholly owned subsidiaries Lamfis, Inc., a Florida corporation doing business as Hinson Office Supply (“Hinson Office Supply”) and Superwarehouse Business Products, Inc., a Florida corporation (“Superwarehouse”).  In addition, the “third quarter of 2012” refers to the three months ended September 30, 2012, the “third quarter of 2011” refers to the three months ended September 30, 2011, “2011” refers to the year ended December 31, 2011 and “2012” refers to the year ending December 31, 2012.

PART 1 - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$84,419	$277,857
Accounts receivable - net	438,626	361,325
Inventory	10,285	9,020
Other receivables	16,000	12,444
Due from related party	-	2,691
Prepaid expenses and other current assets	39,596	73,097

Total current assets	588,926	736,434

Other assets:
Property and equipment, net	18,688	31,302
Website development cost	72,210	-
Intangible asset, net	613,931	861,747
Deposits	111,652	49,673
Total other assets	816,481	942,722

Total assets	$1,405,407	$1,679,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$414,676	$487,460
Accounts payable - related party	328,488	300,939
Loan payable	194,173	-
Notes payable - short term	55,681	55,681
Deferred discount - short term	100,000	100,000
Customer deposits	16,110	15,285
Due to related parties	-	156,505
Total current liabilities	1,109,128	1,115,870

LONG-TERM LIABILITIES:
Notes payable - long term	22,797	64,558
Deferred discount - long term	175,000	250,000
Total liabilities	1,306,925	1,430,428

Stockholders' equity:

Preferred stock, $0.001 par value, 10,000,000 shares authorized: no shares issued and outstanding	-	-

Common stock, $0.001 par value, 500,000,000 shares authorized: 127,368,088 shares and 117,003,803 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	127,368	117,004
Additional paid-in capital	1,239,656	1,103,046
Accumulated deficit	(1,268,542)	(971,322)
Subscription receivable	-	-
Total stockholders' equity	98,482	248,728

Total liabilities and stockholders' equity	$1,405,407	$1,679,156

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	FOR THE NINE MONTHS	FOR THE NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$3,683,904	$1,348,035	$11,612,134	$3,088,121

Cost of sales	3,287,868	1,163,879	10,297,523	2,527,182

Gross profit	396,036	184,156	1,314,611	560,939

Operating expenses:
Depreciation and amortization	86,277	22,904	259,279	52,444
Marketing, selling and advertising expenses	30,380	8,687	112,481	20,002
Compensation and related taxes	216,742	120,992	736,983	285,689
Professional and consulting fees	60,773	56,591	168,717	151,860
General and administrative	84,285	74,852	327,166	155,033
Total operating expenses	478,457	284,026	1,604,626	665,028

Loss from operations	(82,421)	(99,870)	(290,015)	(104,089)

Other expense
Gain on sale of assets	699	-	699	-
Interest expense	(2,037)	-	(7,904)	(418)
Total other expense	(1,338)	-	(7,205)	(418)

Loss before provision for income taxes	(83,759)	(99,870)	(297,220)	(104,507)

Provision for income taxes	-	-	-	-

Net loss	$(83,759)	$(99,870)	$(297,220)	$(104,507)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	127,982,996	117,003,803	125,085,972	111,459,436

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS	FOR THE NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(297,220)	$(104,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259,279	52,444
Gain on sale of assets	(699)	-

Changes in operating assets and liabilities
Accounts receivable	(77,301)	(238,896)
Inventory	(1,265)	(34,179)
Other receivables	(3,556)	(17,019)
Prepaid expenses and other current assets	34,501	(30,778)
Deposits	(61,979)	(4,500)
Accounts payable and accrued liabilities	(72,784)	187,586
Accounts payable - related party	27,549	(4,180)
Deferred discount - short term	-	100,000
Customer deposits	825	-
Deferred discount - long term	(75,000)	275,000
Net cash (used in) provided by operating activities	(267,650)	180,971

Cash flows from investing activities:
Website development costs	(72,210)	-
Proceeds from sale of assets	1,850	-
Cash used in acquisition of business	-	(122,884)
Purchase of property and equipment	-	-
Net cash used in investing activities	(70,360)	(122,884)

Cash flows from financing activities:
Payments on notes payable	(95,761)	(27,841)
Proceeds from related party advances, net of repayments on related party advances	(153,814)	(19,329)
Proceeds from loan payable, net of repayments on loan payable	194,173	-
Payment made in connection with stock repurchase agreement	(275,000)	-
Payments to repurchase common stock	(20,000)	-
Collection of subscription receivable	-	200
Issuance cost on sale of common stock	-	-
Proceeds from sale of common stock, net of issuance costs	494,974	679,900
Net cash provided by financing activities	144,572	632,930

Net (decrease) increase in cash	(193,438)	691,017

Cash at beginning of year	277,857	42,099

Cash at end of period	$84,419	$733,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$7,704	$2,128
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of notes payable in connection with the acquisition of business	$-	$162,000
Value of intangible assets upon acquisition of business	$-	$241,265
Purchase of property and equipment upon acquisition of business	$-	$17,671
Purchase of other current assets upon acquisition of business	$-	$3,064
Issuance of notes payable in connection with the stock repurchase agreement	$54,000	$-

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Proguard Acquisition Corp. (the “Company”) was incorporated under the laws of the State of Florida in June 2004. The Company provided professional protection to clients through installation and monitoring of fire, intrusion and environmental security systems.

On May 7, 2012, the Company closed the reverse merger and related transactions contemplated by the Agreement of Merger and Plan of Reorganization dated April 27, 2012 (the “Merger Agreement”) with Random Source Inc. (“Random Source”), and Proguard Acquisition Subsidiary Corp., the Company’s newly-formed, wholly-owned Florida subsidiary (the “Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), the Acquisition Sub merged with and into Random Source, and Random Source, as the surviving corporation, became a wholly-owned subsidiary of the Company.  In the Merger, all of the issued and outstanding capital stock of Random Source was transferred to the Company in exchange for shares of common stock of the Company.  Such Merger caused Random Source to become a wholly-owned subsidiary of the Company.

Prior to the Merger, the Company was a shell company with no business operations.

The Merger was accounted for as a reverse merger and recapitalization.  Random Source was the acquirer for financial reporting purposes and the Company was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Merger were those of Random Source and was recorded at the historical cost basis of Random Source, and the consolidated financial statements after completion of the Merger included the assets and liabilities of the Company and Random Source, historical operations of Random Source and operations of the Company from the closing date of the Merger.

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2012, and the results of operations and cash flows for the nine months ended September 30, 2012 have been included. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures used in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2011, which are contained in the Form 8-K filed on May 10, 2012 and such consolidated balance sheet as of December 31, 2011 was derived from those financial statements.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the allowance for bad debts, the useful life of property and equipment, and useful life of intangible assets.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities;
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data; and
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’ account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At September 30, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable.  The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote.  As of September 30, 2012 and December 31, 2011, our allowance for doubtful accounts totaled $4,300 and $4,300, respectively. The Company did not consider it necessary to record any bad debt expense during the nine months ended September 30, 2012 and 2011.

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

As of September 30, 2012, 20 customers accounted for approximately 36% of total accounts receivable. As of December 31, 2011, 8 customers accounted for 15% of total accounts receivable. No single customer accounted for greater than 10% of sales of the Company for the nine months ended September 30, 2012 and 2011.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $39,596 and $73,097 at September 30, 2012 and December 31, 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash for web marketing services, computer support services, consulting and business advisory services, rent, and prepaid insurance which are being amortized over the terms of their respective agreements.

Deposits

Deposits at September 30, 2012 and December 31, 2011 were $111,652 and $49,673, respectively, which consist of security deposits paid to third parties for office lease and credit card merchant holdbacks.

Customer Deposit

Customer deposits at September 30, 2012 and December 31, 2011 were $16,110 and $15,285, respectively, which consist of prepayments from third party customers to the Company and customer refunds. The Company will recognize the prepayments as revenue upon delivery of the products, in compliance with its revenue recognition policy.

Marketing, selling and advertising costs

Marketing, selling and advertising costs are expensed as incurred.  Such expenses for the nine months ended September 30, 2012 and 2011 totaled $112,481 and $20,002, respectively.

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At September 30, 2012, the Company had 180,000 outstanding options and 15,218,429 outstanding warrants. At September 30, 2011, the Company had 180,000 outstanding options.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC Topic 350–40 Internal Use Software. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal–use computer software during the application development stage are capitalized. Training costs are not internal–use software development costs and, if incurred during this stage, are expensed as incurred. These capitalized costs will be amortized based on their estimated useful life over three years from the date of service. The Company expects to place the website into service in December 2012.  Payroll and other related costs directly related to the application development stage are capitalized. Ongoing updates to the website will be expensed as incurred. Website development costs as of September 30, 2012 amounted to $72,210.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to FASB ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2012 and 2011.

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

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charge on its intangible assets during the nine months ended September 30, 2012 and 2011.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee Benefit Plan

The Company offers a SIMPLE IRA plan which was established in December 2009 for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan.  Under the plan, the Company matches employee contributions to the plan up to 1% of the employee’s salary.  The Company made matching contributions of 1% totaling $952 and $1,667 during the nine months ended September 30, 2012 and 2011, respectively.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	September 30, 2012	December 31, 2011

Transportation equipment	2 years	14,137	17,671
Furniture and fixtures	7 years	4,617	4,617
Leasehold improvement	3 years	18,266	18,266
Less: Accumulated depreciation		(18,332)	(9,252)
		$18,688	$31,302

For the nine months ended September 30, 2012 and 2011, depreciation expense amounted to $11,463 and $5,530, respectively. In August 2012, the Company sold transportation equipment with a net book value worth $1,151 to a third party for a sales price of $1,850 realizing a gain on sale of assets of $699.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 3 – INTANGIBLE ASSETS

Intangible assets were acquired from the acquisition by the Company’s wholly owned subsidiary, Random Source, and its subsidiaries, Hinson Office Supply and Superwarehouse consisted of the following:

	September 30, 2012	December 31, 2011

Customer lists	$991,265	$991,265
Accumulated amortization	(377,334)	(129,518)
Intangible assets, net	$613,931	$861,747

Customer lists for Hinson Office Supply, are being amortized on a straight-line basis over the estimated useful life of three years. Customer lists for Superwarehouse are amortized over the estimated useful life of three years. The Company assesses fair market value for any impairment to the carrying values.  As of September 30, 2012 and December 31, 2011 management concluded that there was no impairment to the acquired assets.

The weighted average amortization period on total is approximately 2.50 years. Amortization expense for the nine months ended September 30, 2012 and 2011 was $247,816 and $46,914, respectively.

Future amortization of intangible assets, net is as follows:

2012	$247,817
2013	330,422
2014	35,692
Total	$613,931

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2012	December 31, 2011

Accounts payable - trade	$573,279	$589,309
Credit card	12,215	17,457
Accrued expenses	13,465	78,453
Accrued payroll, vacation and payroll tax	104,780	63,724
Sales and business tax payable	39,425	39,456
Total	$743,164	$788,399

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

In July 2012, the Company entered into an amended Business Loan and Security Agreement whereby the initial loan amount has been increased to $175,000. The maturity date of such loan ends 365 days after the disbursement of this initial loan. The loan includes a repayment rate of 100% which shall be applied to the amount of the loan. Additionally, a non-refundable fee equal to 0.45% of the loan amount shall be payable upon the earliest of (a) the business day immediately preceding the next disbursement date (b) the date upon which the loan is repaid in full (c) termination date or (d) upon occurrence of event of default as defined in the agreement. In September 2012, the maximum loan amount was increased to $200,000. All other terms and conditions of the original Agreement remain in full force and effect.

As of September 30, 2012 and December 31, 2011, loan payable including related fees and interest under this agreement amounted to $194,173 and $0, respectively.

NOTE 6 – NOTES PAYABLE

On March 9, 2011, the Company acquired 100% of the outstanding stock of Hinson Office Supply for $262,000. The stock purchase agreement calls for a $100,000 cash down payment with the balance of $162,000 payable in equal monthly installments of $4,640, fully amortized over thirty-six months with interest accruing at a rate of 2% per annum and matures on April 9, 2014.  Promissory notes were issued to the former shareholders of Hinson Office Supply. The agreement calls for the last installment payment to be waived should the Company make all payments in a timely fashion. As of September 30, 2012 and December 31, 2011, principal balance on these notes amounted to $78,478 and $120,239, respectively.

As of September 30, 2012 and December 31, 2011, accrued interest on these notes amounted to $0.

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

In order to secure the timely payment of the Purchase Note, at closing the Company issued 2,000,000 shares of the Company’s common stock which such shares will be held in escrow pursuant to the terms of the Escrow Agreement between the parties.  In the event the Purchase Note is paid on or before the maturity date, the certificate representing the Escrow Shares will be returned to the Company for cancellation.  In the event, however, the Purchase Note is not paid on or before the maturity date, pursuant to the terms of the escrow agreement the Escrow Shares will be forfeited in full satisfaction of the Purchase Note.  Following the closing of the Stock Repurchase Agreement, the Insiders’ Shares were cancelled and returned to the status of authorized but unissued shares of the Company’s common stock.   In August 2012, the Company satisfied in full the 90 day Purchase Note in the principal amount of $54,000.  Following the payment of this obligation, the 2,000,000 shares of common stock which had been placed in escrow to secure the timely payment of the note were returned to the Company and have been cancelled and returned to the status of authorized but unissued shares. As of September 30, 2012, principal balance and accrued interest on this note amounted to $0.

NOTE 6 – NOTES PAYABLE (continued)

Notes payable – short and long term portion consisted of the following:

	September 30, 2012	December 31, 2011
Total notes payable	$78,478	$120,239
Less: current portion	55,681	55,681
Long term portion	$22,797	$64,558

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue up to 500,000,000 shares of common stock, $.001 par value per share. As of September 30, 2012 and December 31, 2011, the Company had 127,368,088 shares and 117,003,803 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

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

Contemporaneously on the date of the Merger, on May 7, 2012 Random Source also entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) with the then majority shareholders of the Company pursuant to which Random Source purchased 1,700,000 shares of the Company’s common stock (the “Insiders’ Shares”) for $304,000.  The purchase price was paid by $250,000 at closing and delivery of a 90 day secured promissory note in the principal amount of $54,000.  Such 1,700,000 shares were cancelled on the date of the Merger. In order to secure the timely payment of the Purchase Note, at closing the Company issued 2,000,000 shares of the Company’s common stock which such shares will be held by in escrow pursuant to the terms of the Escrow Agreement between the parties. Following the payment of the Purchase Note, the 2,000,000 shares of common stock which had been placed in escrow to secure the timely payment of the note were returned to the Company and have been cancelled and returned to the status of authorized but unissued shares  (see Note 6).

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

In January 2012, the Company had issued 4,200,000 shares of common stock in connection with a 3 year consulting and advisory agreement (see Note 9). The Company had valued these common shares at the fair market value on the date of grant at $0.07 or $294,000 which shall be amortized pursuant to the terms of the consulting agreement. The Company had recognized stock-based consulting expense of $24,500 in January 2012. The consultant did not achieve its minimum financing requirement thereby the Company terminated such agreement and re-purchased the 4,200,000 shares of common stock for $20,000 pursuant to such agreement. As a result, the Company cancelled these 4,200,000 shares and the Company reduced stock-based consulting expense by $24,500. The amendment and termination agreement where administratively issued in July 2012.

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

Between June 29, 2012 and July 30, 2012, the Company sold in aggregate 1,428,571 shares of the Company’s common stock at $0.07 per share in a private placement which resulted in gross proceeds to us of $100,000.  The Company paid the placement agent a commission in cash $10,000 and a non-accountable expense allowance of $2,000 in connection with this transaction. The Company also paid related private placement fees of $8,026, including escrow agent and legal fees.  As additional compensation, the Company issued the placement agent placement agent warrants to purchase 142,858 shares of common stock with an exercise price of $0.07 per share in connection with this transaction. Such warrants expire five years from the date of issuance.

In August 2012, the Company cancelled 500,000 shares of the Company’s common stock. In connection with the return of the 500,000 shares, the Company valued these cancelled common shares at par value against additional paid in capital.

Common Stock Options

Information related to options granted under the 2010 Equity Compensation Plan and activity for the period then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	180,000	$0.10	3.42
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at September 30, 2012	180,000	$0.10	2.92

Options exercisable at end of year	-	$-
Options expected to vest	180,000
Weighted average fair value of options granted during the period		$-

Stock options outstanding at September 30, 2012 as disclosed in the above table have no intrinsic value at the end of the period.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 7 – STOCKHOLDERS’ EQUITY (continued)

Common Stock Warrants

A summary of the status of the Company's outstanding stock warrants and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2011	14,397,000	$0.30	2.25
Granted	821,429	0.07	5.00
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at September 30, 2012	15,218,429	$0.29	1.70

Warrants exercisable at September 30, 2012	15,218,429	$0.29	1.70
Weighted average fair value of warrants granted during the period		$0.07

NOTE 8 – RELATED PARTY TRANSACTIONS

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

From time to time the Company also enters into transactions with Computer Nerds International, Inc. (“Computer Nerds”), a company owned by certain of the Company’s Officers, including:

●
The Company purchased inventories and products for sale from Computer Nerds totaling approximately $7,700,000 and $86,000 during the nine months ended September 30, 2012 and 2011, respectively. The Company’s sales to Computer Nerds totaling approximately $2,200 and $0 during the nine months ended September 30, 2012 and 2011, respectively. Accounts payable to Computer Nerds as of September 30, 2012 and December 31, 2011, was $328,488 and $300,939, respectively, and were reflected as accounts payable – related party in the accompanying consolidated balance sheets.

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

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

On July 30, 2012, the Company, through its subsidiary, Superwarehouse, entered into an Amended Distribution Agreement (the “Amended Agreement”) with Computer Nerds whereby the Company extended the term up to March 31, 2013. Pursuant to the Amended Agreement, effective August 1, 2012, the distributor fee will be lowered to 1.5% from 2%. All other terms and conditions of the original agreement remain in full force and effect. The Company paid approximately $142,000 of the distributor fee during the nine months ended September 30, 2012.

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

Additionally, in December 2011, the Company had entered into a consulting and advisory agreement with the same Consultant (see above) which term is from the date of this agreement through the 3 year anniversary of the final closing of the financing of the Company’s convertible promissory note as defined in the agreement. The Company shall pay $5,000 commencing on the month following the initial closing of the financing. In January 2012, the Company had issued 4,200,000 shares of the Company’s common stock pursuant to the terms of the consulting agreement (see Note 7). The 4,200,000 shares were subject to a re-purchase in the event that there has been no closing of the financing after 1 year pursuant to this agreement. The Consultant did not achieve its minimum financing requirement thereby the Company terminated such agreement and the Company re-purchased the 4,200,000 shares of common stock for $20,000 pursuant to such agreement. As a result, the Company cancelled these 4,200,000 shares. The amendment and termination agreement where administratively issued in July 2012. In July 2012, the Company entered into a 3 year non-exclusive investment banking and financial advisor agreement with the same Consultant pursuant to which it agreed to act as an investment banking and financial advisor consultant for the Company. The Company shall pay the Consultant 10% of gross proceeds raised from the closing of financings and five year warrants to purchase shares of the Company’s common stock equal to 10% of the number of shares sold from such financings. The Company shall reimburse such Consultant its actual and pre-approved out of pocket expenses. Additionally, in July 2012, the Company entered into a subscription agreement with an affiliate of the Consultant whereby the Company sold 1,000,000 shares of the Company’s common stock for $1,000.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

In July 2011, the Company entered into a 4 year Rebate Agreement (the “Rebate Agreement”) with a distributor. The Company received a one-time advance rebate allowance of $375,000 and marketing allowance of $25,000 whereby the Company will purchase at least 90% of the Company’s monthly purchase requirements of products for sale from such distributor. Pursuant to the Rebate Agreement, the Company is eligible to receive volume cash discount, volume flat rebates, marketing rebate and annual growth rebates as defined in the Rebate Agreement. The allowance is subject to a repayment claw back provision upon the occurrence of either (i) the acquisition of the Company by a third party including the sale of all or substantially all of the Company’s equity or assets, a merger, or transaction resulting in a change of control or (ii) the Company does not honor its purchase commitments for 2 or 3 consecutive months in a 12 month period. If a repayment claw back occurs, the Company shall pay back the unearned portion of any discounts, rebates and allowances paid by the distributor. The Company recorded the advance rebate and marketing allowance as deferred discount as reflected in the accompanying consolidated balance sheets. The Company amortizes the advance rebate to cost of sales and amortizes the advance marketing allowance to expense over the term of the Rebate Agreement. Deferred discount- short term at September 30, 2012 and December 31, 2011 was $100,000 and will be amortized within a year. Deferred discount- long term at September 30, 2012 and December 31, 2011 was $175,000 and $250,000, respectively, and will be amortized over the remaining term of the agreement beyond one year period.

Operating Lease

A lease agreement was signed for office and warehousing space located in Broward County, Florida with an initial term commencing on June 1, 2011 and expiring on July 31, 2014. Such office space consists of approximately 6,962 square feet and serves as the corporate headquarters of the Company and its subsidiary, Hinson Office Supply. There are no minimum, contingent or sublease arrangements in the lease.  Future minimum rental payments required under this operating lease are as follows:

●	Period ending December 31, 2012	$13,141

●	Period ending December 31, 2013	$53,027

●	Thereafter	$31,311

Included in the lease is a $10,345 credit against rent due for work performed by the Company for leasehold improvements to office and warehousing space.  This is not reflected in the numbers above.

In September 2012, the Company entered into a lease agreement for an office and warehousing space located in San Diego, California for a period of 12 months which will serve as the headquarters of the Company’s subsidiary, Superwarehouse. The term shall commence on October 1, 2012 and ends on September 30, 2013. The monthly base rent shall be $963. Future minimum rental payments required under this operating lease are as follows:

●	Period ending December 31, 2012	$2,889

●	Period ending December 31, 2013	$8,667

Rent expense was $73,266 and $24,633 for the nine months ended September 30, 2012 and 2011, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for three and nine months ended September 30, 2012 and 2011 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Risk Factors” appearing in our Current Report on Form 8-K/A as filed with the Securities and Exchange Commission on June 20, 2012.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Our acquisition strategy is also key to our growth.  During 2011 we closed the acquisitions of Hinson Office Supply and the assets of SWH Enterprises, Inc. and Super Warehouse Gov, LLC, which are now part of Superwarehouse.  As a result of these acquisitions, our offerings span several areas.  Our original business, Random Source, targets small to medium-sized business in the 60-mile area surrounding our Fort Lauderdale, Florida offices.  Hinson Office Supply concentrates on government and educational sales to customers in the same 60-mile area.  Recently, our government sales team has begun to generate inquiries from agencies outside the current target radius.  Superwarehouse is an open-platform Web-based businesses which primarily sells toner.  We are engaged in a complete redesign of the backend accounting and customer databases of Hinson Office Supply and Superwarehouse to mirror Random Sources’ which we expect to complete in the fourth quarter of 2012.  Once the system integration is complete, it will permit us to complete an integration of the three businesses into one seamless organization permitting us to reduce redundant administrative and advertising costs.  Our new open platform Web site which we also expect to launch in the fourth quarter of 2012 will also enable us to expand Superwarehouse’s product offerings to a full line of general business products, including office supplies, furniture, janitorial and break room products long with the toner products.  These acquisitions, together with our organic growth, helped us to increase our net sales from $3.1 million for the nine months ended September 30, 2011 to $11.6 million for nine months ended September 30, 2012.  Because we only reported revenues from these acquisitions for a portion of 2012, we expect our 2012 revenues to continue to increase substantially from 2011.

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

Results of Operations

Our net sales increased 173% in the third quarter of 2012 as compared to the third quarter of 2011, and 276% for the nine months ended September 30, 2012 as compared to the for months ended September 30, 2011.  Our net sales include revenues from Hinson Office Supply beginning in March 2011 and revenues from Superwarehouse beginning in October 2011.  Included in our net sales for the third quarter of 2012 and the nine months ended September 30, 2012 are revenues of approximately $510,000 and $1.7 million, respectively, attributable to Hinson Office Supply and revenues of $2.8 million and $8.6 million, respectively, attributable to Superwarehouse.

Our revenues attributable to Hinson Office Supply are trending down approximately 35% from its historic revenues pre-acquisition due to budgetary constraints of its customers as well as the changing of the way Broward County Schools handle its bid awards.  The School Board of Broward County has elected to “piggy back” a state contract for education purchasing using state funds only which will result in a decrease of revenue to Hinson Office Supply, however, all other local funds can be used at the discretion of the schools by approved Broward County vendors.  In addition, because Hinson Office Supply is not contractually obligated to sell products at a specific cost, we are able to raise the gross profit on the existing business.  Unlike mentioned in the second quarter of 2012, we do not expect our revenues attributable to Hinson Office Supply to increase during the remainder of 2012, however we do expect an increase in our gross profit percentage as mentioned above.

The revenues in 2012 attributable to Superwarehouse on an annualized basis are significantly less than its historic results.  Initially, this negative revenue trend was directly attributable to the decline in its client base prior to our acquisition of the company.  While the sellers had been in business for approximately 15 years, in the period leading up to our acquisition of the assets in October 2011, the sellers had lost access to their credit facility and the resulting lack of working capital adversely impacted the sellers’ abilities to ship orders to customers.  We have begun rebuilding these historic customer relationships and the attrition in customers leveled off during the second quarter of 2012.  Recently, however, the April 2012 change by Google in certain of its key algorithms has adversely impacted Superwarehouse’s search engine optimization ranking which in turn impacts revenues as Superwarehouse as it is a Web-based business.  In the fourth quarter of 2012, following the completion of the redesign of the backend accounting and customer databases which are necessary to enable us to adequately process order volume and the launch of our new Web site, we expect to begin actively marketing to Superwarehouse’s historic customer base, expand its product offerings and achieve a better search engine optimization ranking.  We believe all of these steps will help us to return Superwarehouse’s revenues to those more closely the level of its historic revenues.  While we expect that Superwarehouse will continue to positively impact our revenues in future periods, there are no assurances, however, that we will ever be able to return Superwarehouse revenues to the historic levels.

Our gross profit declined substantially in both the third quarter of 2012 and the nine months ended September 30, 2012 from the comparable periods in 2011.  Our gross profit margin decreased to 11% of net sales in the third quarter of 2012 and the nine months then ended from 14% and 18%, respectively, from the comparable periods in 2011.  The decline in our margins is attributable to the percentage of our total revenues which are attributable to revenues from Superwarehouse which historically have lower margins than revenues from our other sales.  Once we are able to expand Superwarehouse’s product offerings as described above, we expect that our gross margins will increase in future periods.

Our total operating expenses increased 68% and 141% for the third quarter of 2012 and the nine months ended September 30, 2012, respectively, from the comparable periods in 2011. Marketing, selling and advertising expenses, which includes search engine optimization charges and costs associated with our Web site, increased 250% in the third quarter of 2012 and 462% for the nine months ended September 30, 2012 from the comparable periods in 2011.  These increases are primarily attributable to marketing, selling and advertising expenses incurred by Superwarehouse which we did not have a comparable expense in the 2011 period. We expect that marketing, selling and advertising expenses to increase during the remainder of fiscal 2012.

Compensation expense increased 79% for the third quarter of 2012 and 158% for the nine months ended September 30, 2012 from the comparable periods in 2011 primarily as a result of additional personnel added following the acquisitions of Hinson Office Supply and Superwarehouse. We expect that compensation expense will remain constant during the balance of 2012.

Professional and consulting fees increased 7% in the third quarter of 2012 and 11% for the nine months ended September 30, 2012 from the comparable periods in 2011.  The increases are attributable to costs associated with the reverse merger and increased legal and accounting expenses during the periods.  We granted purchasers in various private offering registration rights and are required to file a registration statement with the Securities and Exchange Commission in the near future to register the public resale of those shares.  As a result, we expect an increase in our professional fees during the fourth quarter of 2012, although we are not able at this time to quantify the amount of this increase.

General and administrative expense increased 13% and 111% for the third quarter of 2012 and the nine months ended September 30, 2012, respectively, from the comparable periods in 2011.  These increases were primarily as a result of our increased operations following the acquisitions of Hinson Office Supply and Superwarehouse.  We expect that our operating expenses will continue to increase in 2012 from 2011 as we incur operating expenses related to Superwarehouse for the entire 12 month period.

We had anticipated that we will be profitable in 2012 if the growth trend in our revenues continues, and if we are able to successfully contain costs and expenses, however, due to the delay in the launch of our new website, we expect that our operations will remain constant during the remainder of fiscal 2012. Accordingly, we expect that we will not be profitable in 2012.There are a number of factors which may adversely impact our ability to report profitable operations, including a loss of historical revenues from our acquired companies, unforeseen costs which impact our gross margin and unforeseen increases in operating expenses.  Accordingly it is possible that we will continue to report losses in future periods.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At September 30, 2012 we had a working capital deficit of $520,202 as compared to a working capital deficit of $379,436 at December 31, 2011.  While our current liabilities remained relatively constant at September 30, 2012 from December 31, 2011, our current assets declined 20% which is primarily attributable to a decrease in cash and prepaid expenses and other current assets offset by an increase in accounts receivable.

Accounts receivable, net, increased 21% at September 30, 2012 compared to December 31, 2011 which is primarily attributable to our increased sales in 2012.  Accounts payable and accrued liabilities decreased 15% at September 30, 2012 compared to December 31, 2011 which is attributable to other sources of financing such as the commercial loan agreement as discussed below.  Accounts payable – related party reflects amounts due Computer Nerds International, Inc. for products we purchase from this affiliate.  The increase of 9% at September 30, 2012 from December 31, 2011 is attributable to increased sales during 2012.

Loan payable at September 30, 2012 reflects amounts due under a commercial loan agreement.  We used these funds for general working capital.  Notes payable – short term reflects the current portion of amounts we owe under the purchase notes issued in the acquisition of Hinson Office Supply and in connection with the reverse merger.  Due to related parties at December 31, 2011 represented amounts we had borrowed from executive officers and directors which were repaid in the first quarter of 2012.

Net cash used in operating activities for the nine months ended September 30, 2012 was $267,650 as compared to net cash provided by operating activities of $180,971 for the nine months ended September 30, 2011.  In the 2012 period cash was used to fund a decrease in our working capital of approximately $141,000, our net loss of approximately $300,000 and add back of depreciation and amortization of approximately $260,000.

Net cash used in investing activities for the nine months ended September 30, 2012 was $70,360 as compared to $122,884 for the nine months ended September 30, 2011.  In the 2012 period, cash used in investing activities included website development costs and in the 2011 period cash used in investing activities represented the Hinson Office Supply acquisition.

Net cash provided by financing activities for the nine months ended September 30, 2012 was $144,572 as compared to $632,930 for the nine months ended September 30, 2011.  In the 2012 period we raised cash from the sale of our common stock and the issuance of a note payable which was offset by payments of notes payable, including to related parties for working capital advances previously made to us, and the repurchase of stock in both the reverse merger which closed in May 2012 and from our prior investment banking firm.  In the 2011 period we principally raised cash from the sale of our securities which was offset by the repayment of working capital advances from related parties.

We do not have any commitments for capital expenditures in 2012.  We do not have any external sources of liquidity and will need to raise additional working capital during 2013. This additional capital will be necessary to support the growth of our current operations as well as to provide additional capital for future acquisitions.  In June 2012 we raised $50,000 in gross proceeds through the sale of our securities in a private placement and subsequent to June 30, 2012 we raised an additional $50,000 in gross proceeds in this offering.  We are using the net proceeds for working capital.  The amount raised in this offering was less than expected, and in an effort to increase our working capital, in September 2012 we increased our borrowing base under a loan agreement with a commercial lender to $200,000.  While we expect that our ability to raise capital through the sale of our securities will be enhanced as our revenues continue to grow, there are no assurances we are correct and we are not a party to any binding agreements for additional capital.  We expect that any market for our common stock will take time to develop as information regarding our company is more widely available.  The lack of a liquid market will likely adversely impact our ability to raise additional capital.  If we are not able to raise capital as needed, our ability to implement our growth plans will be in jeopardy.

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

None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.             MINE SAFETY DISCLOSURES.

Not applicable to our company’s operations.

ITEM 5.             OTHER INFORMATION.

In September 2012, the Company entered into a lease agreement for an office and warehousing space located in San Diego, California for a period of 12 months, commencing on October 1, 2012, which will serve as the headquarters of the Company’s subsidiary, Superwarehouse. The monthly base rent is $963.

ITEM 6.             EXHIBITS.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

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

PROGUARD ACQUISITION CORP.

November 8, 2012	By:	/s/ David Kriegstein
David Kriegstein,
Chief Executive Officer

	By:	/s/ Jason Merrick
Jason Merrick,
Chief Financial Officer