Form 10-K/A
PROGUARD ACQUISITION CORP
filed 2013-01-11
CIK 1300662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

AMENDMENT NO. 1
TO THE
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 000-51921

Proguard Acquisition Corp.
(Exact name of registrant as specified in its charter)

Florida	33-1093761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 SW 26 Terrace, Suite A-8, Fort Lauderdale, FL	33312
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(866) 780-6789

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐ Yes ☑No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☑ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $158,400.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's only class of common stock, as of March 30, 2012 was 3,300,000 shares of its $.001 par value common stock.

EXPLANATORY PARAGRAPH

On March 30, 2012 Proguard Acquisition Corp. filed its Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Report”) with the Securities and Exchange Commission.  In response to comments from the staff of the Securities and Exchange Commission, we are filing this Amendment No. 1 to the Original Report (“Amendment No. 1”) for the sole purpose of including disclosure about management’s conclusion regarding the effectiveness of our disclosure controls and procedures which was inadvertently omitted from the Original Report.  This Amendment No. 1 also contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2 hereof.  This Amendment No. 1 does not reflect facts or events that may have occurred subsequent to the filing date of the Original Report, and does not modify or update in any way any other disclosures made in the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing date of the Original Report.

PART II

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO concluded that our disclosure controls and procedures were effective such that the information relating to our company required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2011. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(3) Exhibits

All of the following exhibits are incorporated by reference to Form SB-2 and its amendments, file no: 333-123910.

3.i	Articles of Incorporation
3.ii	By-Laws
4.i	Form of Specimen of common stock
4.ii	Form of Warrant
10.1	Lease Agreement
10.2	GE Interlogix Authorized Dealer Agreement
10.3	Promissory Note dated January 31, 2005
10.4	Promissory Note dated March 15, 2004
10.5	Promissory Note dated January 31, 2003

The following documents are filed as a part of this report:

Exhibit 31*	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*           Filed herewith
**           Previously filed.  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Proguard Acquisition Corp.

Date: January 11, 2013	By:	/s/ David A. Kriegstein
Name: David A. Kriegstein
Title: Chief Executive Officer

	By:	/s/ Jason Merrick
Name: Jason Merrick,
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David A. Kriegstein	Chief Executive Officer, President, director, principal executive officer	January 11, 2013
David A. Kriegstein

/s/ Jason Merrick	Chief Financial Officer, director, principal financial and accounting officer	January 11, 2013
Jason Merrick

/s/ Dustin Liukkonen	Chief Technology Officer, director	January 11, 2013
Dustin Liukkonen

/s/ Robert Weitzner	Director	January 11, 2013
Robert Weitzner