Form 10-K
period 2012-12-31
PROGUARD ACQUISITION CORP
filed 2013-03-28
CIK 1300662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

drafting comments key:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $1,880,000 on June 29, 2012.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  4,320,657 shares of common stock are issued and outstanding as of March 20, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about our:

●  our ability to report profitable operations in future periods,
●  our ability to acquire additional companies and successfully integrate the acquired companies into our existing operational structure,
●  our ability to effectively compete,
●  possible need to raise additional capital,
●  the lack of experience of our management in operating a public company,
●  the lack of full time management and possible conflicts of interest with a related company, and
●  the lack of a liquid public market for our common stock.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing elsewhere in this report. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refers to Proguard Acquisition Corp., a Florida corporation, and our wholly-owned subsidiary Random Source, Inc., a Florida corporation, or “Random Source”, and Random Source’s wholly owned subsidiaries Lamfis, Inc., a Florida corporation doing business as Hinson Office Supply, or “Hinson Office Supply” and Superwarehouse Business Products, Inc., a Florida corporation, or “Superwarehouse.” In addition, “2012” refers to the year ended December 31, 2012, “2011” refers to the year ended December 31, 2011 and “2013” refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our websites at www.randomsource.com, www.superwarehouse.com, www.superwarehousegov.com and www.hinsonofficesupply.com is not part of this report.

All share and per share information gives effect to the 1:30 reverse stock split of our common stock on March 12, 2013.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

We are principally an on-line business to business wholesaler of office products with a current product base concentrated in brand name office products. Our direct-to-customer business model is designed to offer our business, government and educational customers a broad selection of office supplies at lower prices and improved efficiencies when compared to their existing suppliers.

We use our e-commerce websites and our catalog to showcase our wide selection of merchandise, including general office supplies, business machines and computers, office furniture and other business-related products.

We believe that our competitive advantage is our ability to compete favorably based upon both price and efficiency as a result of our direct-to-customer operating format. We buy our inventory directly from wholesale distributors and, with the exception of some deliveries, drop ship that merchandise directly to customers. As a result, we can compete effectively on price because we do not have costs of carrying inventory either in a warehouse or on a sales floor. In addition to competitive pricing, our goal is to provide a total cost-effective platform to our customers. Our sales and customer service representatives work to develop broad customer relationships on the basis of which we seek to provide ecommerce infrastructure, sophisticated ordering systems and comprehensive product utilization reports designed to improve efficiencies and reduce operating costs.

As a result of our 2011 acquisitions, we currently have two distinct customer bases to which we provide either ink and toner or general office supplies including paper, break room and janitorial supplies and furniture. In an effort to provide a broader array of products and services to our clients in which we are seen as a one stop shop. During the first or second quarter of 2013, we anticipate cross marketing our ink and toner products to our general office supply purchasers and vice versa.

Our customers traditionally purchase a number of products and services from a variety of vendors. In the second half of 2013 we anticipate expanding our offerings to include a variety of services. We are, however, in the preliminary stages of planning the launch of these additional services and it is possible that we will choose not to proceed with one or more of them as we further develop our implementation plans.

Recent acquisitions and our acquisition strategy

A key component to our business strategy is growth through strategic acquisitions and we expect that our ability to grow our company will be accelerated by the acquisition of similar companies with positions in various geographic and product markets which we believe may be advantageous to us. Our internal research has identified a number of small, regional companies, many with strong relationships and reputations but without the critical mass, resources or financial market expertise to maximize on their potential or create an exit strategy for their owners. In pursuing this strategy, in 2011 we made two acquisitions:

●           Hinson Office Supply. On March 18, 2011, we acquired 100% of the stock of Lamfis, Inc. which does business as Hinson Office Supply, for a purchase price of $262,000. Hinson Office Supply was a 20 year old supplier of office products and supplies in South Florida. For the past 18 years it has been the largest office products board-approved vendor to the School Board of Broward County, Florida, which is the sixth largest school system in the United States, as well as an approved vendor for the Palm Beach County, Florida school system. As a board-approved vendor, individual schools are authorized by the School Board to purchase products from Hinson Office Supply. In an effort to retain continuity with its customer base, for the near future we are operating Hinson Office Supply as it was operated prior to the transaction. Over time, we expect to transition Hinson Office Supply’s corporate accounts to Random Source, while retaining the school system business at Hinson Office Supply. This customer base requires early morning deliveries to accommodate the uniqueness of the school operations and Hinson Office Supply has built internal operations which efficiently fulfill this requirement.

●           Superwarehouse. On October 4, 2011 we acquired certain assets of both SWH Enterprises, Inc. and Superwarehouse Gov, LLC for an aggregate purchase price of $750,000. These assets, which we refer to as the Superwarehouse Assets, included customer lists, vendor lists and vendor contracts, intellectual property rights, and all other assets of these two entities excluding accounts receivable. Over the combined 20 years in business, both organizations focused on selling technology related products, with an emphasis on printers and toner, to both business customers and government agencies throughout the United States. As we did with Hinson Office Supply, we are initially operating the new businesses under our newly formed subsidiary Superwarehouse Business Products, Inc. separate from our other existing businesses. At this time the Superwarehouse companies do not offer our general business products such as office supplies, janitorial supplies and or break room supplies, however, it is our intention to add these additional product lines to its offerings during the first or second quarter of 2013 in an effort to expand sales following the acquisitions.

We expect to complete the redesign of the backend accounting and customer databases of Hinson Office Supply and Superwarehouse to mirror Random Sources’ during 2013. Thereafter, during 2013 we expect to complete an integration of the three businesses into one seamless organization permitting us to reduce redundant administrative and advertising costs.

It is our intent to continue to seek to acquire additional complimentary companies in our space. We believe that there are several potential acquisition targets in our market which would be synergistic and broaden our overall competitiveness. However, as we do not have any agreements or understandings with any third parties regarding the terms and conditions of any future acquisitions, there are no assurances we will be successful in implementing this growth strategy.

Office products industry

The office products industry is comprised of three broad categories of merchandise: office supplies, office machines and computers, and office furniture. The retail office products industry is highly fragmented typified by stores that do not stock a full range of office products and use a central warehouse facility. Often these products are distributed through different and overlapping channels of distribution, including manufacturers, distributors, dealers, retailers and online catalog companies. Retail sales of office products in the United States are often made primarily through chains operating retail stores and regional or national office product dealers, while dealers purchase a significant portion of their merchandise from national or regional office supply distributors who in turn purchase merchandise from manufacturers. Dealers often employ a commissioned sales force that uses the distributor's catalog, showing products at retail list prices, for selection and price negotiate with the customer.

In the past few years, high-volume office products retailers have emerged in many geographic markets of the United States targeting smaller businesses that traditionally purchased from dealers by offering significantly lower prices resulting primarily from direct, high-volume purchasing from manufacturers and warehouse retailing, thereby avoiding the distributor's mark-up and eliminating the need for a commissioned sales force and a central distribution facility. High-volume office products retailers typically offer substantial price savings to individuals and small businesses, which traditionally have had limited opportunities to buy at significant discounts off the retail list prices. Despite the growth in high-volume office products retailers, larger customers have been, and continue to be, serviced primarily by full service contract stationers. These stationers traditionally serve medium and large businesses through commissioned sales forces, purchased in large quantities primarily from manufacturers and offer competitive pricing and customized services to their customers.

Merchandising and product strategy

Our retail merchandising strategy offers a broad selection of approximately 36,000 items of brand-name office products at low prices. Our website and catalog offer a comprehensive selection of paper and paper products, filing supplies, computer hardware and software, calculators, copiers, facsimile and other business machines, office furniture, engineering supplies and virtually every other type of office supplies.

We buy all of our merchandise directly from wholesale distributors. Other than our recent change in paper products delivery following our acquisition of Hinson Office Supply, products are then delivered from the distributor directly to the customer. Our program permits shipping directly to customers avoiding the costly and traditional cross-dock operations that typically use independent distributor’s facilities to receive bulk deliveries from vendors to sort and deliver merchandise to a company's stores and warehouses. Because we ship the merchandise directly to the customer our company and customer both realize savings by eliminating multiple freight and handling charges and the need for a store or warehouse to receive and redistribute inventory.

Marketing and sales

Our marketing programs are designed to expand our customer base. Our business strategy is to enhance the sales and profitability of our existing websites and expand our contract stationer business by acquiring and maintaining customers primarily through our direct sales force.

We provide three key services to our customers being Internet, telephone and facsimile ordering and delivery. Our customers nationwide can place orders through our website or telephone using toll-free telephone numbers through our order departments in south Florida. Orders received by the order departments are transmitted electronically to manufacturers and distributors for delivery plus a delivery fee or free delivery with a minimum order size. Orders are packaged, invoiced and shipped for next-day delivery direct from the distributor or manufacturer. Other services we provide that are designed to improve efficiencies and reduce costs include electronic re-ordering, stockless office procurement and comprehensive product utilization reports.

No single customer accounts for more than 10% of our sales. We have no material long-term contracts or commitments with the wholesale distributor or any customer. We have not experienced any difficulty in obtaining desired quantities of merchandise for sale and do not foresee any such difficulty in the future. Should the need arise, we do not expect any difficulties in obtaining alternative suppliers at competitive pricing.

We designed the system architecture for our Random Source website to be built with performance, security, reliability, and redundancy in mind. It is currently hosted in one of the top co-locations in the world, Terramark™, which is also known as the NAP of the Americas, a Tier-IV, 750,000 square feet datacenter. Once data enters our servers, it is met with top-of-the-line, load balanced, redundant firewalls that automatically block potentially bad packets from intruding the system. The system is backed with a PostgreSQL database, which is generally recognized as a powerful open source database. Our data is also backed-up to separate servers to further prevent any data loss. We are currently designing a system for our Superwarehouse website and expect that system, which will have a similar set up for security and will be at a co-location with backup and redundancy, to be complete during the second quarter of 2013.

Employees

At March 4, 2013 we had 18 full-time employees. There are no collective bargaining agreements covering any of our employees.

Competition

We operate in a highly competitive environment. Several high-volume office supply chains operate in the United States. Our competitors include Office Depot, Staples, Office Max as well as independent office supply companies and wholesale clubs, including Costco and BJ Wholesale, which carry office supplies. We compete with these chains and wholesale club chains in substantially all of our current and prospective markets. We believe we compete based on product price, selection, availability and service. We believe that in the future we will face increased competition from these chains as our company and these chains expand their operations. Most of the entities against which we compete, or may compete, are larger and have greater financial resources than our company. No assurance can be given that increased competition will not have an adverse effect on our company.

Our history

We were formed under the laws of the State of Florida in June 2004. In July 2004, we acquired 100% of the shares of Proguard Protection Services, Inc., a Colorado corporation, for $100 pursuant to an oral agreement. Proguard Protection provided professional protection to clients through installation and monitoring of fire, intrusion and environmental security systems.

On October 4, 2006, we sold all of the issued and outstanding common stock of Proguard Protection Services, Inc. to Corrections Systems International, Inc., a privately held Florida corporation which was a related party, for $250,000 under the terms of a Common Stock Purchase and Sale Agreement. Thereafter, we became a “shell company” as that term is defined under Federal securities laws.

On May 7, 2012, we acquired Random Source in a reverse merger pursuant to the terms and conditions of the agreement of merger and plan of reorganization dated April 27, 2012. Upon closing of the transaction contemplated under the agreement, Random Source became a wholly-owned subsidiary of our company. In the transaction, in exchange for all of the issued and outstanding capital stock of Random Source we issued the holders of those shares approximately 4,266,318 shares of our common stock, which, after giving effect to the stock repurchase described below, represented approximately 97.2% of our outstanding common stock, giving no effect to the shares of our common stock underlying the exchange warrants.

At closing, we also issued the Random Source shareholders who were also warrant holders common stock purchase warrants to purchase 502,560 shares of our common stock exercise prices ranging from $2.10 to $15.00 per share in exchange for identical warrants to purchase Random Source common stock which were held by the warrant holders immediately prior to closing. The expiration date of each exchange warrant was identical to the Random Source warrant for which it was exchanged.

All of the Random Source shareholders and warrant holders were accredited investors and the transaction was accounted for as a reverse merger and recapitalization of Random Source whereby Random Source is considered the acquirer for accounting purposes. As a result of the reverse merger, we are no longer considered a “shell company” and our business and operations are now those of Random Source.

On May 7, 2012 Random Source also entered into a stock repurchase agreement with the then majority shareholders of our company pursuant to which Random Source purchased approximately 566,667 shares of our common stock, which we refer to as the Insiders’ Shares for $304,000. The purchase price was paid by $250,000 at closing and delivery of a 90 day secured promissory note in the principal amount of $54,000. At closing Random Source also prepaid interest under the note in the amount of $1,068. In order to secure the timely payment of the note, at closing we issued approximately 66,667 shares of our common stock to counsel for the sellers to be held by him in escrow pursuant to the terms of the escrow agreement between the parties. In the event the note was not paid on or before the maturity date, the escrow shares were to be forfeited in full satisfaction of the purchase note. Following the closing of the stock repurchase agreement, the Insiders’ Shares were cancelled and returned to the status of authorized but unissued shares of our common stock. The purchase note was paid in full prior to the maturity date and the escrow shares have been returned to us by the escrow agent. These shares have been cancelled and returned to the status of authorized but unissued shares of our common stock.

Random Source was incorporated under the laws of the State of Florida in September 2008. In March 2011 Random Source purchased 100% of the outstanding common stock of Hinson Office Supply from its shareholders for aggregate consideration of $262,000. It paid $100,000 of this amount at closing and issued the sellers three year promissory notes for the balance of $162,000. The notes, which bear interest at the rate of 2% per annum, are unsecured and are payable monthly.

In October 2011 Random Source acquired the assets of SWH Enterprises, Inc. and Super Warehouse Gov, LLC from a secured creditor of these companies for an aggregate purchase price of $750,000. It used working capital to fund this acquisition.

ITEM 1.A  RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Risks Related to our Business

WE HAVE A HISTORY OF LOSSES, A WORKING CAPITAL DEFICIT AND THERE ARE NO ASSURANCES THAT WE WILL REPORT PROFITABLE OPERATIONS IN FUTURE PERIODS.

We reported net losses of $445,016 and $424,452 for 2012 and 2011, respectively, and at December 31, 2012 we had a working capital deficit of $660,870. Although our net sales have increased significantly following our acquisitions of Hinson Office Supply and Superwarehouse, as a result of the different product mixes we now sell, our gross margins have declined. In addition, while our operating expenses as a percentage of net sales have decreased, in actual dollars our operating expenses have increased as a result of the expansion of our company. We also expect that our operating expenses will continue to increase during 2013 as a result of professional fees and other costs we will incur as a public company in additional to incremental increases associated with the operations of these acquired businesses. Based off our belief that our new web platform will launch in the second quarter of 2013, we expect that our revenues in 2013 will trend similar to 2012. Our goal is to offset some of our operating expenses with our expected efficiencies from our new platform. However, as we expect that the full integration of products and services may take between six to nine months from the initial launch of the new platform, there are no assurances our operating results in 2013 will reflect the full anticipated benefits or that we will report profitable operations in future periods.

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBTS AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $11.9 million as of December 31, 2012. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that we will continue to incur losses in future periods until we are successful in significantly increasing our revenues. There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

WE WILL INCUR INCREASED COSTS RELATED TO OUR PUBLIC COMPANY REPORTING OBLIGATIONS WHICH WILL INCREASE OUR OPERATING EXPENSES IN FUTURE PERIODS.

The legal, accounting and other expenses related to reporting obligations under federal securities laws we incur have increased significantly following the reverse merger with Random Source which closed in May 2012 as described later in this report. Additional SEC regulations have also substantially increased the accounting, legal, and other costs related to remaining an SEC reporting company. These additional costs have and will continue to increase our operating expenses in future periods and will adversely impact our net income in future periods.

WE HAVE BEEN RELYING ON RELATED PARTY ACCOUNTS RECEIVABLE FINANCING AND WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS. IF WE CANNOT RAISE ADDITIONAL CAPITAL AS NEEDED, OUR ABILITY TO GROW OUR COMPANY COULD BE IN JEOPARDY.

Capital is needed for the effective expansion of our business. Since our acquisitions of Hinson Office Supply and Superwarehouse, we have been relying on extended accounts receivable payment terms from a related party to provide necessary working capital. This arrangement is temporary and we need to raise additional capital to fund our current operations as well as our future growth. Our capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses. We do not have any firm commitments to provide any additional capital and additional working capital may not be available to us upon terms acceptable to us, or at all. If we are unable to raise additional funds as needed, our ability to manage our current operations and grow our company could be in jeopardy.

THE ACQUISITION OF NEW BUSINESSES IS COSTLY AND THESE ACQUISITIONS MAY NOT ENHANCE OUR FINANCIAL CONDITION AND MAY BE DILUTIVE TO OUR SHAREHOLDERS.

A significant element of our growth strategy is to acquire companies which complement our business. The process to undertake a potential acquisition can be time-consuming and costly. We expect to expend significant resources to undertake business, financial and legal due diligence on our potential acquisition targets and there is no guarantee that we will acquire the company after completing due diligence. The process of identifying and consummating an acquisition could result in the use of substantial amounts of cash and exposure to undisclosed or potential liabilities of acquired companies. In addition, even if we are successful in acquiring additional companies, there are no assurances that the operations of these businesses will enhance our future financial condition. To the extent that a business we acquire does not meet the performance criteria used to establish a purchase price, some or all of the goodwill related to that acquisition could be charged against our future earnings, if any. Further, because of our current working capital limitations, it is possible that we may seek to issue shares of our common stock as partial or full consideration in a possible future acquisition. As a result of the low trading price of our common stock, the issuance of shares of our common stock in an acquisition could create substantial dilution for our existing shareholders.

OUR MANAGEMENT MAY BE UNABLE TO EFFECTIVELY INTEGRATE OUR ACQUISITIONS AND TO MANAGE OUR GROWTH AND WE MAY BE UNABLE TO FULLY REALIZE ANY ANTICIPATED BENEFITS OF THESE ACQUISITIONS.

We made two acquisitions in 2011 and expect to seek to make additional acquisitions in 2013. We are subject to various risks associated with our growth strategy, including the risk that we will be unable to identify and recruit suitable acquisition candidates in the future or to integrate and manage the acquired companies. Acquired companies’ histories, the geographical location, business models and business cultures will be different from ours in many respects. Our management faces significant challenges in their efforts to integrate the business of the acquired companies or assets and to effectively manage our continued growth. Successful integration of these acquisitions are subject to a number of challenges, including:

●	the diversion of management time and resources and the potential disruption of our ongoing business;
●	difficulties in maintaining uniform standards, controls, procedures and policies;
●	unexpected costs and time associated with upgrading both the internal accounting systems as well as educating each of their staff as to the proper methods of collecting and recording financial data;
●	potential unknown liabilities associated with acquired businesses;
●	the difficulty of retaining key alliances on attractive terms with partners and suppliers; and
●	the difficulty of retaining and recruiting key personnel and maintaining employee morale.

There can be no assurance that our efforts to integrate the operations of any acquired assets or companies will be successful, that we can manage our growth or that the anticipated benefits of these proposed acquisitions will be fully realized. In addition, there are no assurances that we will be able to identify and close any additional acquisitions.

IF WE ARE UNABLE TO ATTRACT AND RETAIN SUFFICIENT PERSONNEL, OUR ABILITY TO OPERATE AND GROW OUR COMPANY WILL BE IN JEOPARDY.

We believe that there is, and will continue to be, competition for qualified personnel in our industry, and there is no assurance that we will be able to attract or retain the personnel necessary for the management and development of our business. Turnover can also create distractions as we search for replacement personnel, which may result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. The inability to attract or retain employees currently or in the future may have a material adverse effect on our business, financial condition and results of operations.

OUR MANAGEMENT DOES NOT DEVOTE THEIR ENTIRE TIME AND ATTENTION TO OUR BUSINESS.

Messrs. Kriegstein and Merrick, our Chief Executive Officer and Chief Financial Officer, are directors and/or officers of Computer Nerds International, Inc., a web-based business offering computer hardware, software, electronics and related goods. In addition to his commitments to Computer Nerds International, Inc., Mr. Merrick is also in private practice as an accountant. While the product offerings of Computer Nerds International, Inc., a company co-founded by Mr. Kriegstein, do not directly compete with us and its offices are located in close proximity to ours which reduces the potential time they are not on site at our offices, the time spent on its business by these individuals, or on their other professional commitments, could detract from their efforts on our behalf.

TECHNOLOGICAL PROBLEMS MAY IMPACT OUR OPERATIONS AND ANY CAPACITY CONSTRAINTS OR SYSTEM DISRUPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT.

We rely heavily on technology to sell and deliver our office products. Our ability to attract and retain customers, compete and operate effectively depends in part on a reliable and easy to use technology infrastructure. Any disruption to the Internet or our technology infrastructure, including those affecting our websites and computer systems, may cause a decline in our customer satisfaction, impact our sales volumes or result in increased costs. Although we continue to invest in our technology, if we are unable to continually add software and hardware, effectively manage and upgrade our systems and network infrastructure, and develop effective system availability, disaster recovery plans and protection solutions, our business may be adversely affected which could negatively impact our results of operations in future periods.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE ACTIONS OF AND RISKS ASSOCIATED WITH OUR THIRD-PARTY VENDORS.

The products we sell are sourced from third-party vendors. We derive benefits from vendor allowances and promotional incentives which may not be offered in the future. We also cannot control the supply, design, function or cost of many of the products that we offer for sale and are dependent on the availability and pricing of key products, including paper, ink, toner, technology and printing equipment. Disruptions in the availability of raw materials used in the production of these products may also adversely affect our sales and result in customer dissatisfaction. In addition, merchandise quality issues could cause us to initiate voluntary or mandatory recalls for our proprietary branded products or other products we sell which may then damage our reputation. These and other issues affecting our vendors could adversely affect our business and financial performance.

OUR MANAGEMENT HAS NO EXPERIENCE IN OPERATING A PUBLIC COMPANY.

Our executive officers and directors had prior no experience in the management of a publicly traded company before the reverse merger with Random Source in May 2012. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their lack of experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage to us in that it is likely that an increasing amount of their time will be devoted to these activities which will result in less time being devoted to the management and growth of our company.

Risk related to our common stock

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR SHAREHOLDERS.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Business Corporations Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders. Further, our articles of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors in their sole discretion. Our board of directors may, without shareholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

THE TRADABILITY OF OUR COMMON STOCK IS LIMITED UNDER THE PENNY STOCK REGULATIONS WHICH MAY CAUSE THE HOLDERS OF OUR COMMON STOCK DIFFICULTY SHOULD THEY WISH TO SELL THE SHARES.

Because the quoted price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker-dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

THE EXERCISE OF OUTSTANDING WARRANTS AND OPTIONS WILL BE DILUTIVE TO OUR EXISTING SHAREHOLDERS.

At March 20, 2013 we had 4,320,657 shares of our common stock issued and outstanding and the following securities which are convertible or exercisable into shares of our common stock were outstanding:

●	507,326 shares of our common stock issuable upon the exercise of common stock purchase warrants with exercise prices ranging from $2.10 to $15.00 per share; and
●	6,000 shares of our common stock issuable upon exercise of outstanding options with an exercise price of $3.00 per share.

The exercise of these warrants or options and the issuance of the additional shares will be dilutive to our shareholders and could adversely impact the market for our common stock.

CERTAIN OF OUR OUTSTANDING WARRANTS CONTAIN CASHLESS EXERCISE PROVISIONS WHICH MEANS WE WILL NOT RECEIVE ANY CASH PROCEEDS UPON THEIR EXERCISE.

At March 20, 2013 we have common stock warrants outstanding to purchase an aggregate of 27,389 shares of our common stock with an exercise price of $2.10 per share which are exercisable on a cashless basis. This means that the holders, rather than paying the exercise price in cash, may surrender a number of warrants equal to the exercise price of the warrants being exercised. It is possible that the warrant holders will use the cashless exercise feature which will deprive us of additional capital which might otherwise be obtained if the warrants did not contain a cashless feature.

A SIGNIFICANT PORTION OF OUR OUTSTANDING COMMON SHARES ARE “RESTRICTED SECURITIES” AND WE HAVE OUTSTANDING OPTIONS, WARRANTS TO PURCHASE APPROXIMATELY 11% OF OUR CURRENTLY OUTSTANDING COMMON STOCK.

At March 20, 2013 we had 4,320,657 shares of common stock outstanding together with outstanding options and warrants to purchase an aggregate of 567,326 shares of common stock at exercise prices of between $2.10 and $15.00 per share. Approximately 99% our outstanding shares of common stock are "restricted securities." Future sales of restricted common stock under Rule 144 or otherwise could negatively impact the market price of our common stock. In addition, in the event of the exercise of the warrants and/or options, the number of our outstanding common stock will increase by approximately 12%, which will have a dilutive effect on our existing shareholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal executive offices are located in approximately 7,000 square feet of office and warehouse space which we lease under an agreement expiring in July 2014. Our annual rental for this facility ranges from $26,000 in the first year of the lease up to $28,000 in the final year of the term of the lease, plus a proportionate share of operating expenses of approximately $25,000 annually.

We lease approximately 1,750 square feet in San Diego, California under a lease expiring in September 2013. Our annual rental for this facility, from which Superwarehouse is currently based, is approximately $11,600 plus a proportionate share of operating expenses.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted in the OTC Bulletin Board under the symbol “PGRD.” The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

2011
First quarter ended March 31, 2011	$5.40	$1.50
Second quarter ended June 30, 2011	$6.00	$3.00
Third quarter ended September 30, 2011	$4.50	$2.40
Fourth quarter ended December 31, 2011	$2.40	$1.20

2012
First quarter ended March 31, 2012	$2.70	$2.10
Second quarter ended June 30, 2012 (1)	$4.20	$1.80
Third quarter ended September 30, 2012	$2.40	$2.10
Fourth quarter ended December 31, 2012	$2.40	$1.20

(1)           We acquired Random Source in the reverse merger on May 7, 2012.

The last sale price of our common stock as reported on the OTC Bulletin Board on March 11, 2013 was $0.60 per share. As of March 20, 2013, there were approximately 200 record owners of our common stock.

Dividend policy

We have never paid cash dividends on our common stock. Payment of dividends will be within the sole discretion of our board of directors and will depend, among other factors, upon our earnings, capital requirements and our operating and financial condition. In addition, under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the year in which the dividend is declared and/or the preceding year. If, however, the capital of our company computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Recent sales of unregistered securities

In February 2013 we entered into an Investor Relations Agreement with American Capital Ventures, Inc. pursuant to which we engaged that firm to provide various consulting and advisory services to us under the terms of a six month agreement. As compensation for these services, we agreed to pay the firm cash compensation of $4,000 per month and issued it 75,000 shares of our common stock valued at $45,000. The agreement may be terminated by us at anytime following the initial 90 day period, at which time our obligation to pay the monthly cash fee is terminated. The shares of our common stock issued upon the execution of the agreement were considered earned on the date of the agreement. The agreement contains customary confidentiality and indemnification provisions.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for fiscal 2012 and fiscal 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are principally an on-line business to business (B2B) retailer of brand name office products. Our direct-to-customer business model is designed to offer our business, government and educational customers a broad selection of office supplies at lower prices and improved efficiencies when compared to their existing suppliers. Our salespeople focus on personalized service and our growth strategy includes leveraging upon our existing customer relationships in order to grow internally by cross marketing our existing products across our customer base.

Our acquisition strategy is also key to our growth. During 2011 we closed the acquisitions of Hinson Office Supply and the assets of SWH Enterprises, Inc. and Super Warehouse Gov, LLC, which are now part of Superwarehouse. As a result of these acquisitions, our offerings span several areas. Our original business, Random Source, targets small to medium-sized business in the 60-mile area surrounding our Fort Lauderdale, Florida offices. Hinson Office Supply concentrates on government and educational sales to customers in the same 60-mile area. Superwarehouse is an open-platform web-based businesses which primarily sells toner. These acquisitions, together with our organic growth, helped us to increase our net sales from $6.1 million for 2011 to $14.6 million for 2012.

Since the middle of 2012 we have been engaged in a complete redesign of the back-end accounting and customer databases of Hinson Office Supply and Superwarehouse to mirror Random Sources’ which we expect to complete in the first or second quarter of 2013. Once the system integration is complete, it will permit us to complete an integration of the three businesses into one seamless organization permitting us to reduce redundant administrative and advertising costs. Our new open platform website which we also expect to launch in the second quarter of 2013 will also enable us to expand Superwarehouse’s product offerings to a full line of general business products, including office supplies, furniture, janitorial and break room products long with the toner products.

Key challenges facing our company in 2013 are completing the system integration and raising sufficient capital to fund our company. While we initially expected that both the back-end accounting and customer databases and the new open platform website would be launched during the second half of 2012, these projects have been delayed due to working capital shortages. The private offerings we undertook in fiscal 2012 did not raise the full amount of capital which was necessary to fund our growth from these acquisitions. The delays in this project have adversely impacted our abilities to more fully integrate these companies and take full advantage of the historic pre-acquisition revenues of Superwarehouse. Once the new platform is completed and launched, we expect that we will have an additional approximately 100,000 products for resale. In addition, subsequent to the launch of our new platform and with the goal of increasing our margins , we expect to add additional business services that will either have synergy to our current product mix and or add value to our brand by providing business services that traditional office products resellers do not currently offer. There are not assurances, however, that we will be successful in these efforts.

In January 2013 we engaged a firm to advise us on capital strategy and suggested fundraising structures. Based in part upon this firm’s recommendation, we undertook a reverse stock split of our common stock in March 2013. Our Board of Directors believed that low trading price of our common stock negatively impacted our credibility as a viable business enterprise and impaired the acceptability of our common stock to certain members of the investing public, including institutional investors, as well as potential acquisition candidates. While we undertook the split to increase the attractiveness of our company to potential investors, because the market price of our common stock is also based on a number of additional factors, including our operating results and prospects, among other factors, there are no assurances that the reverse split will have the desired effect.

In addition to completing the system integration during 2013, subject to the availability of additional capital, we also expect to seek to acquire additional complimentary companies in our space. We believe that there are several potential acquisition targets in our market which would be synergistic and broaden our overall competitiveness. However, as we do not have any agreements or understandings with any third parties regarding the terms and conditions of any future acquisitions, there are no assurances we will be successful in implementing this growth strategy.

Results of operations

Our net sales increased 140% in 2012 as compared to 2011. Our net sales include revenues from Hinson Office Supply beginning in March 2011 and revenues from Superwarehouse beginning in October 2011. Included in our net sales for 2012 are revenues of $1.7 million attributable to Hinson Office Supply and revenues of $10.9 million attributable to Superwarehouse.

Our revenues attributable to Hinson Office Supply are trending down approximately 50% from its historic revenues pre-acquisition due to budgetary constraints of its customers as well as the changing of the way Broward County Schools handle its bid awards. The School Board of Broward County, FL has elected to “piggy back” a state contract for education purchasing using state funds only which will result in a decrease of revenue to Hinson Office Supply, however, all other local funds can be used at the discretion of the schools by approved Broward County vendors. In addition, because Hinson Office Supply is not contractually obligated to sell products at a specific cost, we are able to raise the gross profit on the existing business. We do not expect our revenues attributable to Hinson Office Supply to return to pre-acquisition levels, however once we are able to expand Superwarehouse’s product offerings, we expect that our gross margins will increase in future periods.

The net sales in 2012 attributable to Superwarehouse are significantly less than its historic results. Initially, this negative revenue trend was directly attributable to the decline in its client base prior to our acquisition of the company. While the sellers had been in business for approximately 15 years, in the period leading up to our acquisition of the assets in October 2011, the sellers had lost access to their credit facility and the resulting lack of working capital adversely impacted the sellers’ abilities to ship orders to customers. We have begun rebuilding these historic customer relationships and the attrition in customers leveled off during the second quarter of 2012. However, the April 2012 change by Google in certain of its key algorithms has adversely impacted Superwarehouse’s search engine optimization ranking which in turn impacts revenues as Superwarehouse as it is a web-based business. In the second quarter of 2013, following the expected completion of the redesign of the backend accounting and customer databases which are necessary to enable us to adequately process order volume and the launch of our new website, we expect to begin actively marketing to Superwarehouse’s historic customer base, expand its product offerings and achieve a better search engine optimization ranking. We believe all of these steps will help us to return Superwarehouse’s revenues to those more closely the level of its historic revenues. While we expect that Superwarehouse will continue to positively impact our revenues in future periods, there are no assurances, however, that we will ever be able to return Superwarehouse revenues to the historic levels.

Our gross profit margin decreased to 11.6% of net sales in 2012 from 15.9% in 2011. The decline in our margin is attributable to the percentage of our total net sales which are attributable to Superwarehouse which historically have lower margins than revenues from our other sales.

Our total operating expenses increased 53% in 2012 from 2011. Depreciation and amortization, a non-cash expense, increased 149% in 2012 from 2011 which is primarily attributable to the amortization of the value recorded for the Superwarehouse customer lists we acquired in the transaction. Marketing, selling and advertising expenses, which includes search engine optimization charges and costs associated with our website, increased 159% in 2012 from 2011. This increase is primarily attributable to marketing, selling and advertising expenses incurred by Superwarehouse for the full year of 2012 as compared to only the fourth quarter of 2011 following the acquisition of Superwarehouse. We expect that marketing, selling and advertising expenses as a percentage of revenues in 2013 will remain relatively constant.

Compensation expense increased 67% for 2012 from 2011 primarily as a result of additional personnel added following the acquisitions of Hinson Office Supply and Superwarehouse. We expect that compensation expense will remain relatively constant for 2013.

Professional and consulting fees decreased 30% in 2012 from 2011. The decrease was primarily attributable to a decrease in audit fees associated with the audit of Superwarehouse after our acquisition and one-time payment of consulting fees in connection with a business development and advisory services agreement entered into in March 2011. We expect that professional and consulting fees in 2013 will remain constant.

General and administrative expense increased 65% in 2012 from 2011. These increases were primarily as a result of our increased operations following the acquisitions of Hinson Office Supply and Superwarehouse. We expect that our operating expenses will continue to increase in 2013 as we continue to grow our company, although we are not able at this time to quantify the amount of the expected increase.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At December 31, 2012 we had a working capital deficit of $660,870 as compared to a working capital deficit of $379,436 at December 31, 2011. While our current liabilities remained relatively constant at December 31, 2012 from December 31, 2011, our current assets declined 37% which is primarily attributable to decreases in cash, accounts receivable and prepaid expenses and other current assets offset by an increase in other receivables.

Accounts receivable, net, decreased 29% at December 31, 2012 compared to December 31, 2011 which is primarily attributable to timing differences. Other receivables, which primarily includes vendor rebates, increased 78% at December 31, 2012 from December 31, 2011. Prepaid expenses and other current assets, which principally includes prepayments for web marketing services, computer support services, consulting and business advisory services, and prepaid insurance, decreased 49% at December 31, 2012 from December 31, 2011. This change is attributable to the full amortization of prepaid consulting and business advisory services during 2012.

Accounts payable and accrued liabilities decreased 12% at December 31, 2012 compared to December 31, 2011 which is attributable to other sources of financing including the amounts due our related party and the commercial loan agreement as discussed below. Accounts payable – related party reflects amounts due Computer Nerds International, Inc. for products we purchase from this affiliate. The increase of 7% at December 31, 2012 from December 31, 2011 is attributable to increased sales during 2012.

Loan payable at December 31, 2012 reflects amounts due under a commercial loan agreement. We used these funds for general working capital. Notes payable – short term reflects the current portion of amounts we owe under the purchase notes issued in the acquisition of Hinson Office Supply and in connection with the reverse merger. Due to related parties at December 31, 2011 represented amounts we had borrowed from executive officers and directors which were repaid in the first quarter of 2012.

We do not have any commitments for capital expenditures in 2013. Other than available access under a commercial bank lending arrangement and amounts due our related party for purchases from that company, we do not have any external sources of liquidity.

Net cash used in operating activities for 2012 was $173,189 as compared to net cash provided by operating activities of $352,516 for 2011. In 2012 cash was used to fund a decrease in our working capital of approximately $281,000, our net loss of approximately $445,000 and add back of depreciation and amortization of approximately $345,000.

Net cash used in investing activities for 2012 was $111,388 as compared to $872,273 for 2011. In 2012, cash used in investing activities included website development costs and in the 2011 period cash used in investing activities included cash used in acquisitions and the purchase of assets associated with the Superwarehouse acquisitions.

Net cash provided by financing activities for 2012 was $142,508 as compared to $755,515 for 2011. In 2012 we raised cash from the sale of our common stock and the issuance of a note payable which was offset by payments of notes payable, including to related parties for working capital advances previously made to us, and the repurchase of stock in both the reverse merger which closed in May 2012 and from our prior investment banking firm. In 2011 period we principally raised cash from the sale of our securities which was offset by the repayment of working capital advances from related parties.

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

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off balance sheet arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 18, 2012, we dismissed Sherb & Co., LLP as our independent registered public accounting firm and engaged D’Arelli Pruzansky, P.A. as our independent registered public accounting firm. Sherb & Co., LLP audited our financial statements for the periods ended December 31, 2011 and 2010. The dismissal of Sherb & Co., LLP was approved by our board of directors on October 18, 2012. Sherb & Co., LLP did not resign or decline to stand for re-election.

Neither the report of Sherb & Co., LLP dated March 21, 2012 on our balance sheets as of December 31, 2011 and 2010 and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2011 and 2010 nor the report of Sherb & Co., LLP dated March 21, 2011 on our balance sheets as of December 31, 2010 and 2009 and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2010 and 2009 contained an adverse opinion or a disclaimer of opinion, nor were either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that both such reports raised substantial doubts on our ability to continue as a going concern.

During our two most recent fiscal years and the subsequent interim period preceding our decision to dismiss Sherb & Co., LLP we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Sherb & Co., LLP would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During our two most recent fiscal years and the subsequent interim period prior to retaining D’Arelli Pruzansky, P.A. (1) neither we nor anyone on our behalf consulted D’Arelli Pruzansky, P.A. regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) D’Arelli Pruzansky, P.A. did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, our management has concluded that as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides information on our executive officers and directors:

Name	Age	Positions

David A. Kriegstein	39	Chief Executive Officer, President and Director
Jason Merrick	41	Chief Financial Officer, Treasurer and Director
Dustin Liukkonen	28	Chief Technology Officer and Director
Robert Weitzner	38	Director

David A. Kriegstein. Mr. Kriegstein has served an executive officer and a member of our board of director since May 2012. He has been an executive officer and a member of Random Source’s board of directors since co-founding the company in September 2008. Mr. Kriegstein is primarily responsible for our day to day operations, including managing our sales staff and customer service team, as well as building relationships with new vendors to increase the product mix and variety for our customers. Since co-founding the company in December 1997, Mr. Kriegstein has also served as Co-President of Computer Nerds International, Inc., a web-based business offering computer hardware, software, electronics and related goods. Mr. Kriegstein received a B.A. in Communications in 1996 from the University of South Florida. Mr. Kriegstein devotes approximately 85% of his time and attention to our company.

Jason Merrick. Mr. Merrick has served an executive officer and a member of our board of directors since May 2012. He has been an executive officer and a member of Random Source’s board of directors since co-founding our company in September 2008. Mr. Merrick has also provided consulting services to Computer Nerds International, Inc., a web-based business offering computer hardware, software, electronics and related goods, since 2005. He currently serves as its Chief Financial Officer. In addition, since 2005 Mr. Merrick provided tax and accounting services to private clients. From March 1997 to October 2008 Mr. Merrick was Chief Financial Officer of Ruth Rales Jewish Family Service of South Palm Beach County, Incorporated, a Boca Raton based non-profit social service agency. Prior to moving to Florida in 1997, Mr. Merrick worked as a staff accountant with public accounting firms in Canada. Since 2008 Mr. Merrick has been an Adjunct Professor at Lynn University in Boca Raton, Florida where he teaches introductory accounting. Mr. Merrick was admitted to the Board of Examiners of the University of Illinois as a Certified Public Accountant in July 1998. He attended Concordia University where he received a Bcom with an accounting major in 1993 and a Diploma in Accountancy in 1994. Mr. Merrick, a Certified Public Accountant, devotes approximately 75% of his time and attention to our company.

Dustin Liukkonen. Mr. Liukkonen has been an executive officer and a member of our board of directors since May 2012. He has been an executive officer and a director of Random Source since co-founding the company in September 2008. As our Chief Technology Officer, Mr. Liukkonen is responsible for our IT infrastructure. From February 2008 through mid-2010, Mr. Liukkonen also served as Lead Software Architect of Computer Nerds International, Inc., a web-based business offering computer hardware, software, electronics and related goods. From July 2005 until February 2008, Mr. Liukkonen was a senior web developer for Random Access, Inc., a Fort Lauderdale, Florida web development company. Mr. Liukkonen received a B.S. in Computer Science with a mathematics minor from Barry University in 2005. Mr. Liukkonen devotes 100% of his time and attention to our company.

Robert Weitzner. Mr. Weitzner has served as a member of our board of directors since May 2012. He has served as an executive officer and a member of Random Source’s board of directors since co-founding the company in September 2008. Since March 2001, Mr. Weitzner has also served as Director of Loss Prevention of Computer Nerds International, Inc., a web-based business offering computer hardware, software, electronics and related goods. Mr. Weitzner founded Topical Fruit Shakes, a smoothie fruit shake stand in the Coral Square Mall in 1996 and he operated that company until he sold the business in 2000. Mr. Weitzner received a B.S. in Business Administration with a major in finance in 1996 from the University of Florida.

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Director qualifications, committees of our board of directors and the role of our Board in risk oversight

Director qualifications

Messrs. Kriegstein, Merrick, Weitzner and Liukkonen, the members of our board of directors, were appointed to our Board in May 2012 following the reverse merger with Random Source described elsewhere in this report. Given their respective roles in the founding and/or operations of Random Source, we believe they each remain a good fit for our current needs. Mr. Kriegstein has significant operational experience in our industry and brings both a practical understanding of the industry and as well as hands-on experience in our business sector to our Board. Mr. Merrick, a CPA, has significant experience in managing and overseeing the financial aspects of our business which provides an additional dimension to his role as a director. Mr. Weitzner’ s operational understanding of our company provides our Board with a greater understanding of certain of the challenges we face in executing our growth strategy. As primarily a web-based business, Mr. Liukkonen’ s background in information technology provide our Board with another dimension for assessing our operational and strategy needs.

Mr. Kriegstein serves as both our Chief Executive Officer and as one of the four members of our board of directors. We do not have any independent directors. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces. As our company grows, we expect to expand our board of directors to include independent directors.

Committees of our board of directors

We have not established any committees of comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by board of directors as a whole. Because none of our directors are considered independent, we believe that the establishment of these committees would be more form over substance. We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our board of directors. Given our relative size, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

Mr. Merrick is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

●  understands generally accepted accounting principles and financial statements,
●  is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
●  has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
●  understands internal controls over financial reporting, and
●  understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

Board oversight in risk management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Our Chief Executive Officer also serves as one of our directors and we do not have a lead director. In the context of risk oversight, at the present stage of our operations we believe that our selection of one person to serve in both positions provides the Board with additional perspective which combines the operational experience of a member of management with the oversight focus of a member of the Board. The business and operations of our company are managed by our Board as a whole, including oversight of various risks that our company faces. Because the majority of our Board is comprised of members of our management, these individuals are responsible for both the day-to-day management of the risks we face as well as the responsibility for the oversight of risk management.

Code of Ethics and Business Conduct

We have adopted a Code of Business Conduct and Ethics, which applies to our board of directors, our executive officers and our employees, outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

● compliance with applicable laws and regulations,
● handling of books and records,
● public disclosure reporting,
● insider trading,
● discrimination and harassment,
● health and safety,
● conflicts of interest,
● competition and fair dealing, and
● protection of company assets.

A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 3400 SW 26 Terrace, Suite A-8, Fort Lauderdale, FL 33312.

Director compensation

We have not established standard compensation arrangements for our directors and the compensation payable to each individual for their service on our Board is determined from time to time by our board of directors based upon the amount of time expended by each of the directors on our behalf. Currently, the members of the board of directors do not receive any compensation for their services as directors.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during fiscal 2012 except Jeremy Schneider, Seth and Teri Schneiderman and Michelle Fischer, who each own in excess of 10% of our outstanding common stock, each failed to file initial Form 3s following the reverse merger with Random Source.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us, including Random Source, in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity,
●
our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2012 as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2012.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David A. Kriegstein (1)	2012	50,000	0	0	0	0	0	0	50,000
	2011	50,000	0	0	0	0	0	0	50,000

Dustin Liukkonen (2)	2012	120,000	0	0	0	0	0	0	120,000
	2011	16,667	0	0	0	0	0		16,667

(1) Mr. Kriegstein was appointed our Chief Executive Officer in May 2012. The compensation information for 2011 and the first four months of 2012 reflects his compensation as Chief Executive Officer of Random Source. We are a party to an employment agreement with Mr. Kriegstein, the terms of which are described later in this section.

(2) Mr. Liukkonen has served as our Chief Technology Officer since May 2012. The compensation information for the first four months of 2012 and for 2011 reflects his compensation as an employee of Random Source.

Employment agreements and how the executive’s compensation is determined

As described below, we have entered into employment agreement with our Chief Executive Officer and Chief Financial Officer which provide the compensation arrangements with these individuals. We have not engaged a compensation consultant or other consultant performing similar functions to advise our company on compensation arrangements for our executive officers and directors. These agreements were approved by our board of directors of which both our Chief Executive Officer and Chief Financial Officer are members. While we believe that the terms of these agreements are fair to our company, as they were not negotiated on an arms length basis there are no assurances that more favorable terms could not be reached with a third party. We are not a party to an employment or similar agreement with Mr. Liukkonen. Mr. Liukkonen’ s compensation can be changed at any time by our Chief Executive Officer.

In April 2010 Random Source entered into one year employment agreements with each of Mr. Kriegstein and Mr. Merrick, which were amended in February 2012 to extend the term of these agreements to February 2015. Pursuant to the terms of these employment agreements Random Source pays Messrs. Kriegstein and Merrick an annual salary of $50,000 and $48,000, respectively. They are each to be entitled to bonuses at the discretion of the Random Source board of directors, as well as any benefits which Random Source may offer to its employees. The agreements, which contain an automatic yearly renewal provision, contain customary confidentially and non-compete provisions. Each employee’s employment may be terminated upon his death or disability, and with or without cause. In the event Random Source should terminate the employee’s employment upon his death or disability, the employee is entitled to his base salary for a period of the earlier of six months from the date of termination or the end of the term of the agreement. In the event Random Source should terminate the agreement for cause, as defined in the agreement, or if the employee should resign, he is entitled to payment of his base salary through the date of termination. At Random Source’s option it may terminate the employee’s employment without cause in which event he is entitled to payment of his base salary through the date of termination and for a period of the earlier of six months or the expiration date of the agreement. These employment agreements remain in effect. We expect that these employment agreements will be terminated and new employment agreements will be entered into between Messrs. Kriegstein and Merrick and our company in the future upon substantially similar terms and conditions.

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2012:

OPTION AWARDS						STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David A. Kriegstein	0	0	0	0	0	0	0	0	0
Dustin Liukkonen	0	0	0	0	0	0	0	0	0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 20, 2013 we had 4,320,657 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2013 by:

● each person known by us to be the beneficial owner of more than 5% of our common stock;
● each of our directors;
● each of our named executive officers; and
● our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 3400 SW 26 Terrace, Suite A-8, Fort Lauderdale, FL 33312. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Amount and Nature of Beneficial Ownership
Name	# of Shares	% of Class

David A. Kriegstein	1,019,135	23.6%
Jason Merrick	291,182	6.7%
Robert Weitzner	436,772	10.1%
Dustin Liukkonen	145,591	3.4%
All officers and directors as a group (four persons)	1,892,680	43.8%
Jeremy L. Schneiderman (1)	509,568	11.8%
Seth Schneiderman and Terri Schneiderman, JT (2)	509,568	11.8%
Michelle Fischer (3)	440,255	10.2%
Falcon Partners BVBA (4)	333,336	7.3%

(1) Mr. Schneiderman’s address is 3110 NE 210 Terrace, Aventura, FL 33180.

(2) Mr. an Mrs. Schneiderman’s address is 2961 W. Vista Circle, Davie, FL 33328.

(3) Ms. Fischer’s address is 2840 W. Vista Circle, Davie, FL 33328.

(4) The number of shares owned includes 250,002 shares issuable upon the exercise of warrants with exercise prices ranging from $4.50 to $15.00 per share. Falcon Partners BVBA’s address is Jan Welterslaan 13 2100 Deurne, Antwerp, Belgium.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our shareholders:	0	-	0
Plans not approved by shareholders:
Random Source 2010 Equity Compensation Plan	60,000	$3.00	173,334

2010 Equity Compensation Plan

In April 2010, Random Sources’ board of directors and shareholders authorized the 2010 Equity Compensation Plan, which we refer to as the 2010 Plan, initially covering 233,334 shares of common stock. The purpose of the 2010 Plan is to enable us to offer to our employees, officers, directors and consultants, whose past, present and/or potential contributions to our company have been, are or will be important to our success, an opportunity to acquire a proprietary interest in our company. The 2010 Plan is administered by our board of directors. Plan options may either be:

●  incentive stock options (ISOs),
●  non-qualified options (NSOs),
●  awards of our common stock, or
●  rights to make direct purchases of our common stock which may be subject to certain restrictions.

Any option granted under the 2010 Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant, but the exercise price of any ISO granted to an eligible employee owning more than 10% of our outstanding common stock must not be less than 110% of fair market value on the date of the grant. The plan further provides that with respect to ISOs the aggregate fair market value of the common stock underlying the options which are exercisable by any option holder during any calendar year cannot exceed $100,000. The term of each plan option and the manner in which it may be exercised is determined by the board of directors or the compensation committee, provided that no option may be exercisable more than 10 years after the date of its grant and, in the case of an incentive option granted to an eligible employee owning more than 10% of the common stock, no more than five years after the date of the grant. In the event of any stock split of our outstanding common stock, the board of directors in its discretion may elect to maintain the stated amount of shares reserved under the plan without giving effect to such stock split. Subject to the limitation on the aggregate number of shares issuable under the plan, there is no maximum or minimum number of shares as to which a stock grant or plan option may be granted to any person.

As part of the reverse merger with Random Source, options granted under this plan are exercisable into shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

From time to time we enter into transactions with Computer Nerds International, Inc., related party, including:

●  we purchase inventories and products for sale from Computer Nerds International, Inc. which totaled approximately $9,473,000 during 2012. Accounts payable to Computer Nerds International, Inc. as of December 31, 2012 was $321,347,

●  we sold various products to Computer Nerds International, Inc. which totaled approximately $4,433 2012, and

●  on October 25, 2011, we entered into a Distribution Agreement with Computer Nerds International, Inc. whereby we appointed Computer Nerds International, Inc. as a non-exclusive distributor of our products for an initial term ending on December 31, 2012. The term automatically renews for a one year period on each subsequent anniversary date of the effective date and we can terminate this agreement at any time upon notice. Pursuant to the agreement, Computer Nerds International, Inc. agrees to charge us its cost plus a 2% distributor fee. On July 30, 2012, we entered into an amended Distribution Agreement with Computer Nerds International, Inc. to extend the term of the agreement to March 31, 2013 and reduce the distributor fee to 1.5%. We paid approximately $172,000 to Computer Nerds International, Inc. during 2012.

From time to time our executive officers and directors provide funds to us for working capital. In October 2011, we issued promissory notes to three of our executive officers and directors in an aggregate amount of $150,000. The notes were due in January 2012 and bore interest at a rate of 18% per annum. Accrued interest as of December 31, 2011, amounted to $6,505. Between January 2012 and February 2012, we satisfied these promissory notes.

Director independence

None of our directors is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Sherb & Co., LLP and D’Arelli Pruzansky, P.A. for fiscal 2012 and fiscal 2011.

	2012	2011

Audit Fees	$52,000	$60,000
Audit-Related Fees	-	-
Tax Fees	6,500	5,000
All Other Fees	-	-
Total	$58,500	$65,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.
Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal 2012 were pre-approved by the entire board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements.

● Report of Independent Registered Public Accounting Firm
● Balance sheets at December 31, 2012 and 2011
● Statements of operations for the years ended December 31, 2012 and 2011
● Statements of cash flows for the years ended December 31, 2012 and 2011
● Statement of changes in stockholders’ equity at December 31 2012
● Notes to financial statements

(b) Exhibits.

No.	Description
2.1
Agreement and Plan of Reorganization dated April 27, 2012 by and between Proguard Acquisition Corp., Proguard Acquisition Subsidiary Corp. and Random Source, Inc. (incorporated by reference to the Current Report on Form 8-K as filed on May 2, 2012).

3.1	Articles of Incorporation (incorporated by reference to the Registration Statement on Form SB-2, SEC File No. 333-123910, as amended).
3.2	Bylaws (incorporated by reference to the Registration Statement on Form SB-2, SEC File No. 333-123910, as amended).
3.3	Articles of Merger by and between Proguard Acquisition Subsidiary Corp. and Random Source, Inc. (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).
3.4	Amendment No. 1 to the Bylaws (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).
4.1	Form of Exchange Warrant (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).
4.2	Form of Exchange Warrant – Placement Agent Warrant (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).
4.3	Form of Placement Agent Warrant (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2012).
10.1
Stock Repurchase Agreement dated May 7, 2012 by and among Random Source, Inc., Proguard Acquisition Corp. and certain shareholders of Proguard Acquisition Corp. set forth therein (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).

10.2	Form of Purchase Note in the principal amount of $54,000 from Random Source, Inc. to Eugene M. Kennedy, Esq. (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).
10.3
Escrow Agreement dated May 7, 2012 by and among Random Source, Inc., Eugene M. Kennedy, Esq. and the Law Office of Eugene M. Kennedy, P.A. (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).

10.4
Employment Agreement dated April 27, 2010 by and between Random Source, Inc. and David A. Kriegstein, as amended on February 8, 2012 (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).

10.5
Employment Agreement dated April 27, 2010 by and between Random Source, Inc. and Jason Merrick, as amended on February 8, 2012 (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).

10.6	Lease for principal executive offices (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).
10.7	Form of promissory note to Lamfis, Inc. shareholders (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).
10.8
Form of Distributor Agreement between Computer Nerds International, Inc. and Superwarehouse Business Products, Inc. (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).

10.9
Amendment and Termination of Independent Advisory and Consulting Agreement by and between Random Source, Inc. and Mediterranean Securities Group, LLC (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).

10.10
Amended Distributor Agreement dated July 30, 2012 by and between Computer Nerds International, Inc. and Superwarehouse Business Products, Inc.(incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).

10.11	2010 Equity Compensation Plan (incorporated by referenced to the Registration Statement on Form S-1, SEC File No. 333-185593).
10.12	Investor Relations Agreement dated February 26, 2013 by and between Proguard Acquisition Corp. and American Capital Ventures, Inc. *
14.1	Code Business Conduct and Ethics adopted May 8, 2012 (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).
16.1	Letter from Sherb & Co., LLP dated October 18, 2012 (incorporated by reference to the Current Report on Form 8-K as filed on October 19, 2012).
22.1	Subsidiaries of the registrant (incorporated by reference to the Current Report on Form 8-K as filed on May 10, 2012).
23.1	Consent of Sherb & Co. LLP *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **
____________
* filed herewith.
** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Proguard Acquisition Corp.

March 28, 2013	By:	/s/ David A. Kriegstein
David A. Kriegstein, Chief Executive Officer

	By:	/s/ Jason Merrick
Jason Merrick, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ David A. Kriegstein	Chief Executive Officer, President, director, principal executive officer	March 28, 2013
David A. Kriegstein

/s/ Jason Merrick	Chief Financial Officer, director, principal financial and accounting officer	March 28, 2013
Jason Merrick

/s/ Dustin Liukkonen	Chief Technology Officer, director	March 28, 2013
Dustin Liukkonen

/s/ Robert Weitzner	Director	March 28, 2013
Robert Weitzner

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Proguard Acquisition Corp.
Ft. Lauderdale, Florida

We have audited the consolidated balance sheet of Proguard Acquisition Corp. and subsidiaries as of December 31, 2012, and the accompanying related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Proguard Acquisition Corp. and subsidiaries as of December 31, 2012 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss and net cash used in operations of $445,016 and $173,189, respectively, during the year ended December 31, 2012, and had a stockholders’ deficit and an accumulated deficit of $49,314 and $1,416,338, respectively, at December 31, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      /s/   D’Arelli Pruzansky, P.A.
                                                      Certified Public Accountants

Boca Raton, Florida
March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Proguard Acquisition Corp.
Ft. Lauderdale, Florida

We have audited the balance sheet of Proguard Acquisition Corp. as of December 31, 2011, and the accompanying related statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Proguard Acquisition Corp. as of December 31, 2011 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

                                              /s/        Sherb & Co., LLP
                                              Certified Public Accountants

Boca Raton, Florida
March 21, 2012

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash	$135,788	$277,857
Accounts receivable - net	256,972	361,325
Inventory	9,654	9,020
Other receivables	22,200	12,444
Due from related party	—	2,691
Prepaid expenses and other current assets	37,608	73,097
Total current assets	462,222	736,434
Other assets:
Property and equipment, net	15,234	31,302
Website development cost	113,238	—
Intangible asset, net	531,325	861,747
Deposits	110,636	49,673
Total other assets	770,433	942,722
Total assets	$1,232,655	$1,679,156

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$429,075	$487,460
Accounts payable - related party	321,347	300,939
Loan payable	206,029	—
Notes payable - short term	55,681	55,681
Deferred discount - short term	100,000	100,000
Customer deposits	10,960	15,285
Due to related parties	—	156,505
Total current liabilities	1,123,092	1,115,870
LONG-TERM LIABILITIES:
Notes payable - long term	8,877	64,558
Deferred discount - long term	150,000	250,000
Total liabilities	1,281,969	1,430,428

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 166,667 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.001 par value, 6,666,667 shares authorized: 4,245,603 shares and 3,900,127 shares issued and outstanding at December 31, 2012 and 2011, respectively	4,246	3,900
Additional paid in capital	1,362,778	1,216,150
Accumulated deficit	(1,416,338)	(971,322)
Total stockholders' equity (deficit)	(49,314)	248,728
Total liabilities and stockholders' equity (deficit)	$1,232,655	$1,679,156

See accompanying notes to consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	12 Months Ended
	December 31, 2012	December 31, 2011

Net sales	$14,569,659	$6,070,158

Cost of sales	12,888,584	5,104,595

Gross profit	1,681,075	965,563

Operating expenses:
Depreciation and amortization	345,339	138,803
Marketing, selling and advertising expenses	147,208	56,909
Compensation and related taxes	945,952	567,088
Professional and consulting fees	256,761	365,301
General and administrative	421,524	255,682
Total operating expenses	2,116,784	1,383,783

Loss from operations	(435,709)	(418,220)

Other income (expense)
Gain on sale of assets	699	—
Interest income	—	690
Interest expense	(10,006)	(6,922)
Total other expense	(9,307)	(6,232)

Loss before provision for income taxes	(445,016)	(424,452)

Provision for income taxes	—	—

Net loss	$(445,016)	$(424,452)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	4,188,654	3,761,852

NET INCOME (LOSS) PER COMMON SHARE: OUTSTANDING - Basic and Diluted	(0.11)	(0.11)

See accompanying notes to consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

								Total
	Preferred Stock		Common Stock		Additional			Stockholders'
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	receivable	(Deficit)

Balance at December 31, 2010	-	-	3,340,000	3,340	536,810	(546,870)	(200)	(6,920)

Sale of common stock	-	-	560,127	560	679,340	-	-	679,900

Collection of subscription receivable	-	-	-	-	-	-	200	200

Net loss for the year ended December 31, 2011	-	-	-	-	-	(424,452)	-	(424,452)

Balance at December 31, 2011	-	-	3,900,127	3,900	1,216,150	(971,322)	-	248,728

Recapitalization of the Company	-	-	55,000	55	(329,055)	-	-	(329,000)

Common stock issued for services	-	-	140,000	140	24,360	-	-	24,500

Common stock issued for services	-	-	(140,000)	(140)	(44,360)	-	-	(44,500)

Sale of common stock, net of issuance cost of $80,026	-	-	307,143	307	495,667	-	-	495,974

Cancellation of common stock	-	-	(16,667)	(16)	16	-	-	-

Net loss for the year ended December 31, 2012	-	-	-	-	-	(445,016)	-	(445,016)

Balance at December 31, 2012	-	$-	4,245,603	$4,246	$1,362,778	$(1,416,338)	$-	$(49,314)

See accompanying notes to consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	12 Months Ended
	December 31, 2012	December 31, 2011

Cash flows from operating activities:
Net loss	$(445,016)	$(424,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	345,339	138,770
Gain on sale of assets	(699)	—
Changes in operating assets and liabilities
Accounts receivable	104,353	(236,928)
Inventory	(634)	(9,020)
Other receivables	(9,756)	(12,444)
Due from related party	—	(2,691)
Prepaid expenses and other current assets	36,489	(57,097)
Deposits	(60,963)	(48,963)
Accounts payable and accrued liabilities	(58,385)	343,297
Accounts payable - related party	20,408	296,759
Deferred discount - short term	—	100,000
Customer deposits	(4,325)	15,285
Deferred discount - long term	(100,000)	250,000
Net cash (used in) provided by operating activities	(173,189)	352,516

Cash flows from investing activities:
Website development costs	(113,238)	—
Purchase of property and equipment	—	(22,273)
Proceeds from sale of assets	1,850	—
Cash used in acquisition of business	—	(850,000)
Net cash used in investing activities	(111,388)	(872,273)

Cash flows from financing activities:
Payments on notes payable	(109,681)	(41,761)
Proceeds from related party advances, net of repayments on related party advances	(153,814)	117,176
Proceeds from loan payable	1,141,000	—
Repayments on loan payable	(934,971)	—
Payment made in connection with stock repurchase agreement	(275,000)	—
Payments to repurchase common stock	(20,000)	—
Collection of subscription receivable	—	200
Proceeds from sale of common stock, net of issuance costs	494,974	679,900
Net cash provided by financing activities	142,508	755,515
Net (decrease) increase in cash	(142,069)	235,758
Cash at beginning of year	277,857	42,099
Cash at end of period	$135,788	$277,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for Interest	$9,806	$2,128
Cash paid for Income taxes	—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of notes payable in connection with the acquisition of business	$—	$162,000
Value of intangible assets upon acquisition of business	$—	$991,265
Purchase of property and equipment upon acquisition of business	$—	$17,671
Purchase of other current assets upon acquisition of business	$—	$3,064
Issuance of notes payable in connection with the stock repurchase agreement and recapitalization of the Company	$54,000	$—

See accompanying notes to consolidated financial statements.

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Proguard Acquisition Corp. (the “Company”) was incorporated under the laws of the State of Florida in June 2004. The Company provided professional protection to clients through installation and monitoring of fire, intrusion and environmental security systems.

On May 7, 2012, the Company closed the reverse merger and related transactions contemplated by the Agreement of Merger and Plan of Reorganization dated April 27, 2012 (the “Merger Agreement”) with Random Source Inc. (“Random Source”), a privately held company, and Proguard Acquisition Subsidiary Corp., the Company’s newly-formed, wholly-owned Florida subsidiary (the “Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), the Acquisition Sub merged with and into Random Source, and Random Source, as the surviving corporation, became a wholly-owned subsidiary of the Company. In the Merger, all of the issued and outstanding capital stock of Random Source was transferred to the Company in exchange for shares of common stock of the Company issued to shareholders of Random Source. Such Merger caused Random Source to become a wholly-owned subsidiary of the Company.

Prior to the Merger, Proguard Acquisition Corp. was a shell company with no business operations.

The Merger was accounted for as a reverse merger and recapitalization of Random Source since the shareholders of Random Source obtain voting control (approximately 97.2%) and management control of Proguard Acquisition Corp. Random Source was the acquirer for financial reporting purposes and the Company was the acquired company. The Company paid $275,000 and issued a promissory note of $54,000 that totaled to $329,000 in connection with the recapitalization of the Company (see Note 7). Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Merger were those of Random Source and was recorded at the historical cost basis of Random Source, and the consolidated financial statements after completion of the Merger included the assets and liabilities of the Company and Random Source, historical operations of Random Source and operations of Proguard Acquisition Corp. from the closing date of the Merger.

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

On February 21, 2013, the shareholders holding a majority of the Company’s voting capital voted and authorized the Company to (i) effect a 1:30 reverse stock split of the Corporation's issued and outstanding common stock (the “Reverse Stock Split”), (ii) reduce the number of authorized shares of common stock from 200,000,000 shares to 6,666,667 shares, and (iii) reduce the number of authorized shares of preferred stock from 5,000,000 shares to 166,667 shares, both such reductions being the same ratio as the Reverse Stock Split. All share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the Reverse Stock Split.

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit and accumulated deficit of approximately $49,000 and $1.4 million, respectively, as of December 31, 2012, negative cash flows from operating activities and net loss of approximately $173,000 and $445,000, respectively, for the year ended December 31, 2012. The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the allowance for bad debts, the useful life of property and equipment, useful life and valuation of website development costs and intangible assets and valuation of stock-based grants.

Fair Value of Financial Instruments and Fair Value Measurements

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’ account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. In addition to the basic insurance deposit coverage, the FDIC is providing temporary unlimited coverage for non-interest bearing transaction accounts through December 31, 2012. At December 31, 2012, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Revenue Recognition

The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials”. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenues consist primarily of product sales.

Cost of Sales

The primary components of cost of sales include the cost of the product (net of purchase discounts and rebates), distributor fees and shipping and handling costs.

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

Accounts Receivable

The Company has a policy of reserving for doubtful accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt using the specific identification method. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2012 and 2011, our allowance for doubtful accounts totaled $4,300 and $4,300, respectively. The Company did not consider it necessary to record any bad debt expense during the year ended December 31, 2012 and 2011.

Inventory

Inventory, which consists solely of finished goods related to the Company’s products are stated at the lower of cost or market utilizing the first-in, first-out method.

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

As of December 31, 2012, 20 customers accounted for 49% of total accounts receivable. As of December 31, 2011, 8 customers accounted for 15% of total accounts receivable. No single customer accounted for greater than 10% of sales of the Company for the years ended December 31, 2012 and 2011.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $37,608 and $73,097 at December 31, 2012 and 2011, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash for web marketing services, computer support services, consulting and business advisory services, and prepaid insurance which are being amortized over the terms of their respective agreements.

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Deposits

Deposits at December 31, 2012 and 2011 were $110,636 and $49,673, respectively, which consist of security deposits paid to third parties for office lease and credit card merchant holdbacks.

Customer Deposit

Customer deposits at December 31, 2012 and 2011 were $10,960 and $15,285, respectively, which consist of prepayments from third party customers to the Company and customer refunds. The Company will recognize the prepayments as revenue upon delivery of the products, in compliance with its revenue recognition policy.

Shipping and handling costs

Shipping and handling costs are classified as components of cost of sales and amounted to $177,183 and $53,079 for the year ended December 31, 2012 and 2011, respectively.

Marketing, selling and advertising costs

Marketing, selling and advertising costs are expensed as incurred. Such expenses for the years ended December 31, 2012 and 2011 totaled $147,208 and $56,909, respectively.

Income Taxes

The Company accounts for income taxes pursuant to the provision of ASC 740-10, “Accounting for Income Taxes” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provision of the ASC 740-10 related to Accounting for Uncertain Income Tax Position. When tax returns are filed, it is highly certain that some positions taken would be situated upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is most likely that not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion and examination by a taxing authority without being legally extinguished. For tax position considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely that not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2012, the tax years ended December 31, 2009, 2010 and 2011 are still subject to audit.

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At December 31, 2012, the Company has 6,000 post-split (180,000 pre-split) outstanding options and 507,326 post-split (15,218,429 pre-split) outstanding warrants. At December 31, 2011, the Company has 6,000 post split (180,000 pre-split) outstanding options and 479,900 post-split (14,397,000 pre-split) outstanding warrants.

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

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC Topic 350–50 ”Website Costs”. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal–use computer software during the application development stage are capitalized. Training costs are not internal–use software development costs and, if incurred during this stage, are expensed as incurred. These capitalized costs will be amortized based on their estimated useful life over three years from the date of service. The Company expects to place the website into service in March 2013. Payroll and other related costs directly related to the application development stage are capitalized. Ongoing updates to the website will be expensed as incurred. Website development costs as of December 31, 2012 amounted to $113,238.

Intangible Assets

The Company records the purchase of intangible assets acquired in a business combination or pushed-down pursuant to acquisition by its parent in accordance with ASC Topic 805 “Business Combinations”.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to FASB ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not consider it necessary to record any impairment charges during the years ended December 31, 2012 and 2011.

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

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge.

The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charge on its intangible assets during the years ended December 31, 2012 and 2011.

Employee Benefit Plan

The Company offers a SIMPLE IRA plan which was established in December 2009 for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 1% of the employee’s salary. The Company made matching contributions of 1% totaling $1,203 and $1,441 during the years ended December 31, 2012 and 2011, respectively.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the non-employee’s service period. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	December 31, 2012	December 31, 2011
Transportation equipment	2 years	14,137	17,671
Furniture and fixtures	7 years	4,617	4,617
Leasehold improvement	3 years	18,266	18,266
Less: Accumulated depreciation		(21,786)	(9,252)
		$15,234	$31,302

For the years ended December 31, 2012 and 2011, depreciation expense amounted to $14,917 and $9,252, respectively. In August 2012, the Company sold transportation equipment with a net book value worth $1,151 to a third party for a sales price of $1,850 realizing a gain on sale of assets of $699.

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 3. INTANGIBLE ASSETS

Intangible assets were acquired from the acquisition by the Company’s wholly owned subsidiary, Random Source, and its subsidiaries of, Hinson Office Supply and Super warehouse in March and October of 2011, respectively consisted of the following:

	December 31, 2012	December 31, 2011
Customer lists	$991,265	$991,265
Accumulated amortization	(459,940)	(129,518)
Intangible assets, net	$531,325	$861,747

Customer lists for Hinson Office Supply, are being amortized on a straight-line basis over the estimated useful life of three years. Customer lists for Super warehouse are amortized over the estimated useful life of three years.

The Company assesses fair market value for any impairment to the carrying values. As of December 31, 2012 and 2011 management concluded that there was no impairment to the acquired assets.

The weighted average amortization period on total is approximately 2.50 years. Amortization expense for the years ended December 31, 2012 and 2011 was $330,422 and $129,518, respectively.

Future amortization of intangible assets, net is as follows:

2013	330,422
2014	200,903
Total	$531,325

NOTE 4. ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND MERCHANT ACCOUNTS PAYABLE

Accounts payable and accrued liabilities consist of the following:

	December 31, 2012	December 31, 2011

Accounts payable - trade	538,474	589,309
Credit card	9,377	17,457
Accrued expenses	43,180	78,453
Accrued payroll, vacation and payroll tax	122,590	63,724
Sales and business tax payable	36,801	39,456
Total	$750,422	$788,399

NOTE 5. LOAN PAYABLE

In December 2011, the Company entered into a Business Loan and Security Agreement (the “Agreement”) with American Express Travel Related Services Company (“American Express”), Inc. and agreed to lend the Company up to a total amount of $71,000 which will be used for business purposes only. The maturity date of such loan ends 365 days after the disbursement of the initial loan which occurred on January 3, 2012. The loan included a repayment or withholding rate of 30% from American Express related sales which shall be applied to the amount of the loan. Additionally, a non-refundable fee equal to 6% of the original principal balance (the “loan fee”) of the loan and shall be payable upon the earliest of (a) the date upon which the loan is repaid in full (b) maturity date or (c) upon occurrence of event of default as defined in the Agreement. The lender has the right to accelerate the repayment of and declare immediately due and payable portion of the outstanding loan as defined in the Agreement. Upon the maturity date, the outstanding balance shall be immediately due and payable in full. Thereafter, until the outstanding balance is paid in full, the repayment rate shall be increased to 100%.

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The lender also has the right to increase the repayment rate, temporarily or permanently, after the occurrence and during the continuance of an event of default. Pursuant to the Agreement, the Company has granted the lender collateral and security interest in all of the assets and rights of the Company as defined in the Agreement, except as otherwise indicated.

In July 2012, the Company entered into an amended Business Loan and Security Agreement whereby the initial loan amount has been increased to $175,000. The maturity date of such loan ends 365 days after the disbursement of this initial loan. The loan includes a repayment or withholding rate of 100% from American Express related sales which shall be applied to the amount of the loan. Additionally, a non-refundable fee equal to 0.45% of the loan amount shall be payable upon the earliest of (a) the business day immediately preceding the next disbursement date (b) the date upon which the loan is repaid in full (c) termination date or (d) upon occurrence of event of default as defined in the agreement. In December 2012, the maximum loan amount was increased to $225,000. All other terms and conditions of the original Agreement remain in full force and effect. As of December 31, 2012 and 2011, loan payable including related fees and interest under this agreement amounted to $206,029 and $0, respectively.

NOTE 6. NOTES PAYABLE

On March 9, 2011, the Company acquired 100% of the outstanding stock of Hinson Office Supply for $262,000. The stock purchase agreement calls for a $100,000 cash down payment with the balance of $162,000 payable in equal monthly installments of $4,640, fully amortized over thirty-six months with interest accruing at a rate of 2% per annum and matures on April 9, 2014. Promissory notes were issued to the former shareholders of Hinson Office Supply. The agreement calls for the last installment payment to be waived should the Company make all payments in a timely fashion. As of December 31, 2012 and 2011, principal balance on these notes amounted to $64,558 and $120,239, respectively. As of December 31, 2012 and 2011, accrued interest on these notes amounted to $0.

On May 7, 2012 Random Source entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) with the then majority shareholders of the Company pursuant to which Random Source purchased 56,667 post-split (1,700,000 pre-split) shares of the Company’s common stock (the “Insiders’ Shares”) for $304,000. The purchase price was paid by $250,000 at closing and delivery of a 90 day secured promissory note (the “Purchase Note”) in the principal amount of $54,000. The Company shall pay the principal and interest on or before August 7, 2012 and bears interest at 8% per annum. At closing Random Source also prepaid interest under the Purchase Note in the amount of $1,068.

In order to secure the timely payment of the Purchase Note, at closing the Company issued 66,667 post-split (2,000,000 pre-split) shares of the Company’s common stock which such shares will be held in escrow pursuant to the terms of the Escrow Agreement between the parties. In the event the Purchase Note is paid on or before the maturity date, the certificate representing the Escrow Shares will be returned to the Company for cancellation. In the event, however, the Purchase Note is not paid on or before the maturity date, pursuant to the terms of the escrow agreement the Escrow Shares will be forfeited in full satisfaction of the Purchase Note. Following the closing of the Stock Repurchase Agreement, the Insiders’ Shares were cancelled and returned to the status of authorized but unissued shares of the Company’s common stock. In August 2012, the Company satisfied in full the 90 day Purchase Note in the principal amount of $54,000. Following the payment of this obligation, the 66,667 post-split (2,000,000 pre-split) shares of common stock which had been placed in escrow to secure the timely payment of the note were returned to the Company and have been cancelled and returned to the status of authorized but unissued shares. As of December 31, 2012, principal balance and accrued interest on this note amounted to $0.

Notes payable – short and long term portion consisted of the following:

	December 31, 2012	December 31, 2011
Total notes payable	$64,558	$120,239
Less: current portion	55,681	55,681
Long term portion	$8,877	$64,558

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 7. STOCKHOLDERS'EQUITY (DEFICIT)

On February 21, 2013, the shareholders holding a majority of the Company’s voting capital voted and authorized the Company to (i) effect a 1:30 reverse stock split of the Corporation's issued and outstanding common stock (the “Reverse Stock Split”), (ii) reduce the number of authorized shares of common stock from 200,000,000 shares to 6,666,667 shares, and (iii) reduce the number of authorized shares of preferred stock from 5,000,000 shares to 166,667 shares, both such reductions being the same ratio as the Reverse Stock Split. All share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the Reverse Stock Split.

Preferred Stock

The Company is authorized to issue up to 166,667 shares of preferred stock, $.001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or are outstanding as of December 31, 2012 and 2011.

Common Stock

The Company is authorized to issue up to 6,666,667 shares of common stock, $.001 par value per share. As of December 31, 2012 and 2011, the Company had 4,245,603 shares and 3,900,127 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

Between February 2011 and June 2011, the Company sold 159,979 post-split (4,799,000 pre-split) units of its securities to accredited investors in a private placement which resulted in gross proceeds to us of $479,900. Each unit consisted of one share of our common stock, one series A Warrant, one Series B Warrant and one Series C Warrant at a purchase price of $3.00 post-split ($0.10 pre-split) per unit. The Company did not pay any commissions or finder’s fees in connection with this transaction. The Company used the net proceeds for general working capital purposes.

In March 2011, the Company sold an aggregate of 400,160 post-split (12,004,803 pre-split) shares of its common stock for aggregate gross consideration of $200,000 in a private offering. The Company did not pay any commissions or finder’s fees in this transaction. The Company used the proceeds for general working capital purposes and funding towards the acquisition of Lamfis.

On May 7, 2012, the Company closed the Merger Agreement with Random Source, and the Acquisition Sub (see Note 1). Upon closing of the transactions contemplated under the Merger, the Acquisition Sub merged with and into Random Source, and Random Source, as the surviving corporation, became a wholly-owned subsidiary of the Company. The Company is deemed to have issued 55,000 common shares to the original pre-merger shareholders of Proguard Acquisition Corp.

At closing, the Company also issued the Random Source shareholders who were also warrant holders common stock purchase warrants to purchase 502,519 post-split (15,075,571 pre-split) shares of the Company’s common stock exercise prices ranging from $2.10 to $15 post-split ($0.07 to $0.50 pre-split) per share (the “Exchange Warrants”) in exchange for identical warrants to purchase Random Source common stock which were held by the warrant holders immediately prior to closing. The expiration date of each Exchange Warrant is identical to the Random Source warrant for which it was exchanged. The exercise price of the Exchange Warrants and the number of shares issuable upon the exercise of the warrants are subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions. Warrants to purchase 22,623 post-split (678,571 pre-split) shares of the Company’s common stock with an exercise price of $2.10 post-split ($0.07 pre-split) per share are exercisable on a cashless basis. Warrants to purchase an additional 479,900 post-split (14,397,000 pre-split) shares of the Company’s common stock with exercise prices ranging from $4.50 to $15 post-split ($0.15 to $0.50 pre-split) per share are callable by us, upon 30 days notice, at a call price of $0.001 per share if the Company’s stock is currently quoted for trading in the over the counter market, the closing price of the Company’s common stock equals or exceeds certain base thresholds for five consecutive trading days and there is an effective registration statement covering the resale of the shares of common stock underlying those Exchange Warrants. This means that holders of these Exchange Warrants will have 30 days from the date the warrants are called to exercise the Exchange Warrants. Any warrant which has been called but remains unexercised by the call date will automatically terminate and no longer entitle the holder to exercise such warrant or to receive any consideration therefore, other than the call price.

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Contemporaneously on the date of the Merger, on May 7, 2012 Random Source also entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”) with the then majority shareholders of the Company pursuant to which Random Source purchased 56,667 post-split (1,700,000 pre-split) shares of the Company’s common stock (the “Insiders’ Shares”) for $304,000. The purchase price was paid by $250,000 at closing and delivery of a 90 day secured promissory note in the principal amount of $54,000. Additionally, on February 7, 2012, the Company had previously paid a non-refundable fee of $25,000 prior to the reverse merger upon the execution of a non-binding letter of intent with Proguard Acquisition Corp. The Company paid $275,000 and issued a promissory note of $54,000 that totaled to $329,000. Such 56,667 post-split (1,700,000 pre-split) shares were cancelled on the date of the Merger. In order to secure the timely payment of the Purchase Note, at closing the Company issued 66,667 post-split (2,000,000 pre-split) shares of the Company’s common stock which such shares will be held by in escrow pursuant to the terms of the Escrow Agreement between the parties. Following the payment of the Purchase Note, the 66,667 post-split (2,000,000 pre-split) shares of common stock which had been placed in escrow to secure the timely payment of the note were returned to the Company and have been cancelled and returned to the status of authorized but unissued shares (see Note 6).

In January 2012, the Company had issued 140,000 contingently returnable post-split (4,200,000 pre-split) shares of common stock in connection with a 3 year consulting and advisory agreement (see Note 9). The Company had valued these common shares at the fair market value based on quoted market price on the date of grant at $2.10 post-split ($0.07 pre-split) or $294,000 which shall be amortized pursuant to the terms of the consulting agreement. The Company had recognized stock-based consulting expense of $24,500 in January 2012. The consultant did not achieve its minimum financing requirement thereby the Company terminated such agreement and re-purchased the 140,000 post-split (4,200,000 pre-split) shares of common stock for $20,000 pursuant to such agreement. As a result, the Company cancelled these 140,000 post-split (4,200,000 pre-split) shares and the Company reduced stock-based consulting expense by $24,500. The amendment and termination agreement where administratively issued in July 2012.

Between April 30, 2012 and May 4, 2012 the Company sold in aggregate 226,190 post-split (6,785,714 pre-split) shares of the Company’s common stock at $2.10 post-split ($0.07 pre-split) per share in a private placement which resulted in gross proceeds to us of $475,000. The Company paid private placement commissions or finder’s fees in cash for $56,750 (net of $12,500 of creditable retainer fee – see Note 9) and a five year 22,623 post-split (678,571 pre-split) warrants to purchase the Company’s common stock in connection with this transaction. The Company also paid related private placement fees of $3,250. The Company used the net proceeds to pay off a $25,000 loan to a related party (see Note 8) and as payment of a purchase price in connection with a Stock Repurchase Agreement on May 7, 2011.

Between June 29, 2012 and July 30, 2012, the Company sold in aggregate 47,619 post-split (1,428,571 pre-split) shares of the Company’s common stock at $2.10 post-split ($0.07 pre split) per share in a private placement which resulted in gross proceeds to us of $100,000. The Company paid the placement agent a commission in cash $10,000 and a non-accountable expense allowance of $2,000 in connection with this transaction. The Company also paid related private placement fees of $8,026, including escrow agent and legal fees. As additional compensation, the Company issued the placement agent placement agent warrants to purchase 4,766 post-split (142,858 pre-split) shares of common stock with an exercise price of $2.10 post-split ($0.07 pre-split) per share in connection with this transaction. Such warrants expire five years from the date of issuance.

In August 2012, the Company cancelled 16,667 post-split (500,000 pre-split) shares of the Company’s common stock. In connection with the return of the 16,667 post-split (500,000 pre-split) shares, the Company valued these cancelled common shares at par value against additional paid in capital.

Common Stock Options

On April 27, 2010, the Board of Directors granted an aggregate of 16,667 post-split (500,000 pre-split) 5-year options to purchase shares of common stock at $3 post-split ($0.10 pre-split) per share which vests two years from date of grant under the Company’s 2010 Equity Compensation Plan.

The 16,667 post-split (500,000 pre-split) options were valued on the grant date at a total of $158 using a Black-Scholes option pricing model with the following assumptions: stock price of $0.09 post-split ($0.003 pre-split) per share (based on the recent selling price of the Company’s common stock at that time), volatility of 56% (based on the volatility of similar entities), expected term of 4 years, and a risk free interest rate of 2.01%. The Company had applied an estimated forfeiture rate of 10% to all share-based awards which represents the portion that is expected to be forfeited over the vesting period. For the year ended December 31, 2012 and 2011, the Company did not record the stock-based compensation expense of $158 as the Company deemed it was not material.

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

During the year ended December 31, 2012 and 2011, none and 2,000 post-split (60,000 pre-split) options, respectively, were forfeited in accordance with the termination of employee relationships.

Information related to options granted under the 2010 Equity Compensation Plan and activity for the years then ended is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2010	8,000	$3.00	4.42
Granted	—	—	5.0
Exercised	—	—	—
Forfeited	(2,000)	3.00	4.5
Cancelled	—	—	—
Balance at December 31, 2011	6,000	3.00	3.42
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Balance outstanding at December 31, 2012	6,000	$3.00	2.42

Options exercisable at end of year	—	$—
Options expected to vest	6,000
Weighted average fair value of options granted during the period		$—

Stock options outstanding at December 31, 2012 as disclosed in the above table have no intrinsic value at the end of the year December 31, 2012.

Common Stock Warrants

Between February 2011 and June 2011, the Company sold 159,979 post-split (4,799,000 pre-split) units of its securities to accredited investors in a private placement which resulted in gross proceeds to us of $479,900. Each unit consisted of one share of our common stock, one series A Warrant, one Series B Warrant and one Series C Warrant at a purchase price of $3 post-split ($0.10 pre-split) per unit. Each Series A Warrant is exercisable into one share of common stock for three years from issuance at an exercise price of $4.50 post-split ($0.15 pre-split) per share. Each Series B Warrant is exercisable into one share of common stock for three years from issuance at an exercise price of $7.50 post-split ($0.25 pre-split) per share. Each Series C Warrant is exercisable into one share of common stock for three years from issuance at an exercise price of $15 post-split ($0.50 pre-split) per share. The exercise price of the warrants and the number of shares of the Company’s common stock issuable upon the exercise of the warrants are subject to proportional adjustment in the event of stock splits, dividends, recapitalizations or similar transactions. Upon 30 days notice, the Company has the right to call any series of warrants at $0.001 per warrant upon the following terms, providing that the shares of common stock underlying the Warrant are registered for resale:

●	If the closing price of the Company’s common stock equals or exceeds $9 post-split ($0.30 pre-split) per share for 20 consecutive trading days, the Company has the right to call the Series A Warrants,

●
If the closing price of the Company’s common stock equals or exceeds $11.25 post-split ($0.375 pre-split) per share for 20 consecutive trading days, the Company has the right to call the Series B Warrants, and

●
If the closing price of the Company’s common stock equals or exceeds $18.75 post-split ($0.625 pre-split) per share for 20 consecutive trading days, the Company has the right to call the Series C Warrants.

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Other than the exercise price and call provisions of each series of warrant, all other terms and conditions of the warrants are the same.

A summary of the status of the Company's outstanding stock warrants as of December 31, 2012 and 2011 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2010	—	$—	—
Granted	479,937	9.00	3.00
Cancelled	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2011	479,937	9.00	2.25
Granted	27,389	2.10	5.00
Cancelled	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balance at December 31, 2012	507,326	$8.70	1.45

Warrants exercisable at December 31, 2012	507,326	$8.70	1.45
Weighted average fair value of options granted during the year ended December 31, 2012		$2.10

NOTE 8. ACQUISITIONS

Lamfis, Inc.

On March 9, 2011, Random Source acquired 100% of the outstanding stock of Lamfis which does business as Hinson Office Supply for $262,000. The stock purchase agreement calls for a $100,000 cash down payment with the balance of $162,000 payable in equal monthly installments of $4,640, fully amortized over thirty-six months with interest accruing at a rate of 2% per annum. Promissory Notes were issued to the former shareholders of Lamfis (see Note 6). The agreement calls for the last installment payment to be waived should the Company make all payments in a timely fashion.

The Company accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. Random Source is the acquirer for accounting purposes and Lamfis is the acquired company. Accordingly, Random Source applied push–down accounting and adjusted to fair value all of the assets and liabilities directly on the financial statements of the subsidiary, Lamfis.

The net purchase price, including acquisition costs paid by Random Source, was allocated to assets acquired and liabilities assumed on the records of Random Source as follows:

Current assets	$3,064
Property and equipment	17,671
Intangible asset	241,265

Net purchase price	$262,000

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Unaudited pro forma results of operations data as if the Company and Lamfis had occurred as of January 1, 2011 are as follows:

	The Company and Lamfis For the year ended December 31, 2012	The Company and Lamfis For the year ended December 31, 2011
Pro forma revenues	$14,569,659	$6,505,163
Pro forma loss from operations	(435,709)	(418,835)
Pro forma net loss	(445,016)	(425,757)
Pro forma loss per share	$(0.11)	$(0.00)
Pro forma diluted loss per share	$(0.11)	$(0.00)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at January 1, 2011 and is not intended to be a projection of future results.

Superwarehouse Enterprises, Inc. and Superwarehouse GOV, LLC.

Following the formation of Random Source’s wholly owned subsidiary, Superwarehouse, in October 2011, Random Source acquired the business and assets of SWH, Inc. and SWH GOV (collectively “SWH”) under an Article 9 foreclosure sale initiated by their major creditor pursuant to a bill of sale agreement. The purchase price was for $750,000.

Unaudited pro forma results of operations data as if the Company and SWH had occurred as of January 1, 2011 are as follows:

	The Company and SWH For the year ended December 31, 2012	The Company and SWH For the year ended December 31, 2011
Pro forma revenues	$14,569,659	$17,277,676
Pro forma loss from operations	(435,709)	(625,108)
Pro forma net loss	(445,016)	(305,376)
Pro forma loss per share	$(0.11)	$(0.00)
Pro forma diluted loss per share	$(0.11)	$(0.00)

Random Source accounted for the acquisition utilizing the purchase method of accounting in accordance with ASC 805 “Business Combinations”. Random Source is the acquirer for accounting purposes and SWH is the acquired company. Accordingly, Random Source applied push–down accounting and adjusted to fair value all of the assets acquired directly on the financial statements of Random Source’s subsidiary, Superwarehouse. The net purchase price, including acquisition costs paid by Random Source, was allocated to assets acquired on the records of Random Source as follows:

Intangible asset	$750,000

Net purchase price	$750,000

NOTE 9. RELATED PARTY TRANSACTIONS

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

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

From time to time the Company also enters into transactions with Computer Nerds International, Inc. (“Computer Nerds”), a company owned by certain of the Company’s Officers, including:

● The Company purchased inventories and products for sale from Computer Nerds totaling approximately $9,473,000 and $2,113,000 during the years ended December 31, 2012 and 2011, respectively. The Company’s sales to Computer Nerds totaling approximately $4,433 and $500 during the years ended December 31, 2012 and 2011, respectively. Accounts payable to Computer Nerds as of December 31, 2012 and 2011, was $321,347 and $300,939, respectively, and were reflected as accounts payable – related party in the accompanying consolidated balance sheets.

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

On July 30, 2012, the Company, through its subsidiary, Superwarehouse, entered into an Amended Distribution Agreement (the “Amended Agreement”) with Computer Nerds whereby the Company extended the term up to March 31, 2013. Pursuant to the Amended Agreement, effective August 1, 2012, the distributor fee will be lowered to 1.5% from 2%. All other terms and conditions of the original agreement remain in full force and effect. The Company paid approximately $172,000 and $38,000 of the distributor fee during the years ended December 31, 2012 and 2011 respectively.

At December 31, 2010, the Company’s Executive Officers and Directors had advanced an aggregate of $30,210 representing a working capital advance to the Company. These loans were due on demand and bore interest at a rate of 6% per annum effective January 1, 2010. In October 2011, the Company paid off the principal and accrued interest from such related party loan.

In October 2011, the Company issued promissory notes to three officers of the Company in an aggregate amount of $150,000. The notes were due in January 2012 and bore interest at a rate of 18% per annum. Accrued interest as of December 31, 2012 and 2011 amounted to $0 and $6,505 respectively. Between January 2012 and February 2012, the Company paid off the principal and accrued interest from such promissory notes.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Consulting Contracts

In March 2011 the Company entered into a consulting agreement with Brainard Equities, LLC in connection with business development and advisory services related to acquisition matters to the Company. This agreement is in effect for one year and payment was made in full on March 23, 2011 in the amount of $50,000.

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

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

Additionally, in December 2011, the Company had entered into a consulting and advisory agreement with the same Consultant (see above) which term is from the date of this agreement through the 3 year anniversary of the final closing of the financing of the Company’s convertible promissory note as defined in the agreement. The Company shall pay $5,000 commencing on the month following the initial closing of the financing. In January 2012, the Company had issued 140,000 post-split (4,200,000 pre-split) shares of the Company’s common stock pursuant to the terms of the consulting agreement (see Note 7). The 140,000 post-split (4,200,000 pre-split) shares were subject to a re-purchase in the event that there has been no closing of the financing after 1 year pursuant to this agreement. The Consultant did not achieve its minimum financing requirement thereby the Company terminated such agreement and the Company re-purchased the 140,000 post-split (4,200,000 pre-split) shares of common stock for $20,000 pursuant to such agreement. As a result, the Company cancelled these 140,000 post-split (4,200,000 pre-split) shares. The amendment and termination agreement where administratively issued in July 2012. In July 2012, the Company entered into a 3 year non-exclusive investment banking and financial advisor agreement with the same Consultant pursuant to which it agreed to act as an investment banking and financial advisor consultant for the Company. The Company shall pay the Consultant 10% of gross proceeds raised from the closing of financings and five year warrants to purchase shares of the Company’s common stock equal to 10% of the number of shares sold from such financings. The Company shall reimburse such Consultant its actual and pre-approved out of pocket expenses. Additionally, in July 2012, the Company entered into a subscription agreement with an affiliate of the Consultant whereby the Company sold 33,334 post-split (1,000,000 pre-split) shares of the Company’s common stock for $1,000.

In July 2011, the Company entered into a 4 year Rebate Agreement (the “Rebate Agreement”) with a distributor. The Company received a one-time advance rebate allowance of $375,000 and marketing allowance of $25,000 whereby the Company will purchase at least 90% of the Company’s monthly purchase requirements of products for sale from such distributor. Pursuant to the Rebate Agreement, the Company is also eligible to receive volume cash discounts, volume flat rebates, marketing rebate and annual growth rebates as defined in the Rebate Agreement. The allowance is subject to a repayment claw back provision upon the occurrence of either (i) the acquisition of the Company by a third party including the sale of all or substantially all of the Company’s equity or assets, a merger, or transaction resulting in a change of control or (ii) the Company does not honor its purchase commitments for 2 or 3 consecutive months in a 12 month period. If a repayment claw back occurs, the Company shall pay back the unearned portion of any discounts, rebates and allowances paid by the distributor.

The Company recorded the advance rebate and marketing allowance as deferred discount as reflected in the accompanying consolidated balance sheets. The Company amortizes the advance rebate to cost of sales and amortizes the advance marketing allowance to expense over the term of the Rebate Agreement. Deferred discount- short term at December 31, 2012 and 2011 was $100,000 and will be amortized within a year. Deferred discount- long term at December 31, 2012 and 2011 was $150,000 and $250,000, respectively, and will be amortized over the remaining term of the agreement beyond one year period.

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

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

In September 2012, the Company entered into a lease agreement for an office and warehousing space located in San Diego, California for a period of 12 months which will serve as the headquarters of the Company’s subsidiary, Superwarehouse. The term shall commence on October 1, 2012 and ends on September 30, 2013. The monthly base rent shall be $963. Future minimum rental payments required under this operating lease are as follows:

●	Period ending December 31, 2013	$8,667

Rent expense was $92,078 and $39,125 for the year ended December 31, 2012 and 2011, respectively.

Employment Agreement

On April 27, 2010, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Kriegstein, Chief Executive Officer of the Company and Mr. Merrick, Chief Financial Officer of the Company (the “Executives”). The term of this Employment Agreement shall commence on the effective date and end on the date which is the earlier of (i) the second anniversary of the Effective Date, or (ii) the date on which the Company either concludes an initial public offering of its securities or consummates a transaction in which the Company is acquired by another individual or entity (the “Termination Date”). The term may be extended for additional one (1) year period by written notice given by the Company to the Executives at least 60 days before the expiration of the term. Mr. Kriegstein’s present base salary is $50,000 per year and Mr. Merrick’s present base salary is $48,000. The Executives are entitled to receive discretionary bonus compensation as determined by the board of directors from time to time. During the employment term, the Executives shall be entitled to (i) vacation per annum, (ii) business expense reimbursements and (iii) participate in all benefit programs of the Company currently existing as defined in the Employment Agreement. If Executive’s employment is terminated without cause, upon death or should he become disabled, the Executives will be entitled to his base salary for a period of the earlier of (i) 1 year from and after the date of death and if disabled, 6 months following such disability or (ii) the Termination Date. As defined in the agreement, the Executives are restricted from competing with the Company for 1 year following such termination.

On February 8, 2012 the Company entered into an amended Executive Employment Agreement with the Company’s Chief Executive Officer and Chief Financial Officer whereby the Company and the Executives agreed to amend certain Employment Agreement dated on April 27, 2010 and extend the term of such Employment Agreement to February 1, 2015. The term may be extended for an additional 1 year period by written notice given by the Company to the Executives at least 60 days before the expiration date. All other terms and conditions of the Employment Agreement remain in full force and effect.

NOTE 11. INCOME TAXES

Prior to March 10, 2011, the Company was an S Corporation whereby elements of income taxation including income, expense, credits and allowances of the Company are reflected in a proportional basis on the stockholder’s individual income tax returns. Accordingly, there is no provision for income taxes in these consolidated financial statements for income allocated to the period January 1, 2011 to March 9, 2011.

Beginning on March 10, 2011, the Company’s tax status changed to a C Corporation as a result of a change in the ownership of the Company to include an ineligible shareholder for S status purposes. The Company accounts for income taxes under ASC Topic 740: Income Taxes which require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. ASC Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. The Company has a net operating loss carryforward for tax purposes totaling approximately $900,000 at December 31, 2012 expiring through the year 2032. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after certain ownership shifts.

Had the Company been a subchapter C Corporation for federal and state income tax purposes prior to March 10, 2011, the tax net operating loss carryforwards would have been increased by approximately $567,000 as of December 31, 2011 and the deferred asset before any valuation allowance would have been increased by $226,800. However, due to tax losses and management’s recording of a full valuation allowance, income tax expense would have been zero for the prior period presented.

Due to the effects of current year tax losses and a full valuation allowance applied against deferred tax assets, the Company has not recorded a current or deferred tax provision for years ended December 31, 2012 and 2011.

PROGUARD ACQUISTION CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

The table below summarizes the differences between the Companies’ effective tax rate and the statutory federal rate as follows for the period ended:

	December 31, 2012	December 31, 2011

Computed "expected" tax expense (benefit)	(35.0)%	(35.0)%
State income taxes	(5.0)%	(5.0)%
Permanent differences	—	14.0%
Change in valuation allowance	40.0%	26.0%

Effective tax rate	0.0%	0.0%

The Companies have deferred tax assets which are summarized as follows at:

Deferred tax assets:	December 31, 2012	December 31, 2011
Net operating loss carryover	$360,000	$287,600
Intangible assets amortization	152,600	—
Gross deferred tax assets	512,600	287,600
Less: valuation allowance	(512,600)	(287,600)
Net deferred tax asset	$—	$—

After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2012, due to the uncertainty of realizing the deferred income tax assets. The valuation allowance was increased by $225,000 during the year ended December 31, 2012.

Net operating loss carryforwards and deferred tax assets derived there-from for the year ended December 31, 2011 has been adjusted to reflect the effects of the reverse merger that occurred on May 7, 2012.

NOTE 12. SUBSEQUENT EVENTS

In January 2013, the Company entered into a 2 month consulting agreement with Wellfleet Partners, Inc. in connection with business development and advisory services related to potential fundraising and financing matters to the Company. The Company shall pay such consultant a one-time non refundable fee of $7,500.

On February 25, 2013, the Company entered into a 6 month consulting agreement in connection with investor relations services. In consideration for the consulting services, the Company shall pay a monthly cash fee of $4,000 beginning March 1, 2013 through August 2013 and shall issue 75,000 post-split (2,2,50,000 pre-split) shares of the Company’s common stock upon execution and valued these common shares at the fair market value on the date of grant approximately $0.015 per share or $33,750.