Form 10-Q
period 2013-03-31
PROGUARD ACQUISITION CORP
filed 2013-05-14
CIK 1300662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-51921

Proguard Acquisition Corp.
(Name of registrant as specified in its charter)

Florida	33-1093761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 SW 26 Terrace, Suite A-8, Fort Lauderdale, FL	33312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(866) 780-6789

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,320,657 shares of common stock are issued and outstanding as of May 8, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about our:

●	our ability to report profitable operations in future periods,
●	our ability to continue as a going concern,
●	our ability to acquire additional companies and successfully integrate the acquired companies into our existing operational structure,
●	our ability to effectively compete,
●	our ability to raise additional capital,
●	the lack of full time management and possible conflicts of interest with a related company, and
●	the lack of a liquid public market for our common stock.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2013. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refers to Proguard Acquisition Corp., a Florida corporation, and our wholly-owned subsidiary Random Source, Inc., a Florida corporation, or “Random Source”, and Random Source’s wholly owned subsidiaries Lamfis, Inc., a Florida corporation doing business as Hinson Office Supply, or “Hinson Office Supply” and Superwarehouse Business Products, Inc., a Florida corporation, or “Superwarehouse.” In addition, the “first quarter of 2013” refers to the three months ended March 31, 2013, the “first quarter of 2012” refers to the three months ended March 31, 2012, “2012” refers to the year ended December 31, 2012 and “2013” refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our websites at www.randomsource.com, www.superwarehouse.com, www.superwarehousegov.com and www.hinsonofficesupply.com is not part of this report.

All share and per share information gives effect to the 1:30 reverse stock split of our common stock on March 12, 2013.

PART 1 - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$64,364	$135,788
Accounts receivable - net	347,542	256,972
Inventory	7,075	9,654
Other receivables	15,628	22,200
Prepaid expenses and other current assets	71,160	37,608

Total current assets	505,769	462,222

Other assets:
Property and equipment, net	11,780	15,234
Website development cost	139,413	113,238
Intangible asset, net	448,720	531,325
Deposits	108,911	110,636
Total other assets	708,824	770,433

Total assets	$1,214,593	$1,232,655

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$499,019	$429,075
Accounts payable - related party	360,249	321,347
Loan payable	214,496	206,029
Notes payable - short term portion	51,041	55,681
Deferred discount - short term portion	100,000	100,000
Customer deposits	5,011	10,960
Total current liabilities	1,229,816	1,123,092

LONG-TERM LIABILITIES:
Notes payable - long term	-	8,877
Deferred discount - long term	125,000	150,000

Total liabilities	1,354,816	1,281,969

Stockholders' deficit:
Preferred stock, $0.001 par value, 166,667 shares
authorized: no shares issued and outstanding	-	-
Common stock, $0.001 par value, 6,666,667 shares
authorized: 4,320,603 shares and 4,245,603 shares
issued and outstanding at March 31, 2013 and December 31, 2012, respectively	4,321	4,246
Additional paid-in capital	1,396,453	1,362,778
Accumulated deficit	(1,540,997)	(1,416,338)
Total stockholders' deficit	(140,223)	(49,314)

Total liabilities and stockholders' deficit	$1,214,593	$1,232,655

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2013	MARCH 31, 2012
	(Unaudited)	(Unaudited)

Net sales	$2,920,444	$4,019,915

Cost of sales	2,551,796	3,512,350

Gross profit	368,648	507,565

Operating expenses:
Depreciation and amortization	86,059	86,501
Marketing, selling and advertising expenses	32,468	42,692
Compensation and related taxes	210,859	285,965
Professional and consulting fees	55,092	70,953
General and administrative	106,804	129,249
Total operating expenses	491,282	615,360

Loss from operations	(122,634)	(107,795)

Other income (expense)
Interest expense	(2,025)	(2,256)
Total other expense	(2,025)	(2,256)

Loss before provision for income taxes	(124,659)	(110,051)

Provision for income taxes	-	-

Net loss	$(124,659)	$(110,051)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	4,252,365	405,255

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.03)	(0.27)

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS
	ENDED	ENDED
	MARCH 31, 2013	MARCH 31, 2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(124,659)	$(110,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	24,500
Depreciation and amortization	86,059	86,501
Amortization of prepaid expense in connection with the issuance of common stock issued for prepaid services	5,625	-

Changes in operating assets and liabilities
Accounts receivable	(90,570)	(102,328)
Inventory	2,579	(14,837)
Other receivables	6,572	(3,178)
Prepaid expenses and other current assets	(5,427)	4,995
Deposits	1,725	(79,877)
Accounts payable and accrued liabilities	69,944	63,623
Accounts payable - related party	38,902	66,083
Customer deposits	(5,949)	5,526
Deferred discount - long term	(25,000)	(25,000)
Net cash used in operating activities	(40,199)	(84,043)

Cash flows from investing activities:
Website development costs	(26,175)	-
Net cash used in investing activities	(26,175)	-

Cash flows from financing activities:
Payments on notes payable	(13,517)	(13,920)
Proceeds from related party advances, net of repayments on related party advances	-	(131,505)
Proceeds from loan payable	448,065	-
Repayments on loan payable	(439,598)	47,304
Issuance cost on sale of common stock	-	(1,250)
Net cash used in financing activities	(5,050)	(99,371)

Net decrease in cash	(71,424)	(183,414)

Cash at beginning of year	135,788	277,857

Cash at end of period	$64,364	$94,443

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,025	$7,185
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

The Merger was accounted for as a reverse merger and recapitalization of Random Source since the shareholders of Random Source obtained voting control (approximately 97.2%) and management control of Proguard Acquisition Corp. Random Source was the acquirer for financial reporting purposes and the Company was the acquired company. The Company paid $275,000 and issued a promissory note of $54,000 that totaled to $329,000 in connection with the recapitalization of the Company (see Note 7). Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Merger were those of Random Source and was recorded at the historical cost basis of Random Source, and the consolidated financial statements after completion of the Merger included the assets and liabilities of the Company and Random Source, historical operations of Random Source and operations of Proguard Acquisition Corp. from the closing date of the Merger.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit and accumulated deficit of approximately $14,000 and $1.5 million, respectively, as of March 31, 2013, negative cash flows from operating activities and net loss of approximately $40,199 and $124,659, respectively, for the three months ended March 31, 2013. The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basis of Presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2013, and the results of operations and cash flows for the three months ended March 31, 2013 have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures used in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2012, which are contained in the Form 10-K filed on March 28, 2013 and such consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the allowance for bad debts, the useful life of property and equipment, useful life and valuation of website development costs and intangible assets and valuation of stock-based grants and valuation of deferred tax assets.

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

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’ account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At March 31, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Revenue Recognition

The Company follows the guidance of the FASB ASC 605-10-S99 “Revenue Recognition Overall – SEC Materials”. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenues consist primarily of product sales. Revenue for office supplies sales and business-related products and equipment sales is recognized upon delivery to the customer.

Cost of Sales

The primary components of cost of sales include the cost of the product (net of purchase discounts and rebates), distributor fees and shipping and handling costs.

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2013 and December 31, 2012, our allowance for doubtful accounts totaled $4,300 and $4,300, respectively. The Company did not consider it necessary to record any bad debt expense during the three months ended March 31, 2013 and 2012.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of March 31, 2013, 12 customers accounted for approximately 33% of total accounts receivable. As of December 31, 2012, 20 customers accounted for 49% of total accounts receivable. No single customer accounted for greater than 10% of sales of the Company for the three months ended March 31, 2013 and 2012.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $71,160 and $37,608 at March 31, 2013 and December 31, 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash for web marketing services, computer support services, consulting and business advisory services, rent, and prepaid insurance which are being amortized over the terms of their respective agreements.

Deposits

Deposits at March 31, 2013 and December 31, 2012 were $108,911 and $110,636, respectively, which consist of security deposits paid to third parties for office lease and credit card merchant holdbacks.

Customer Deposit

Customer deposits at March 31, 2013 and December 31, 2011 were $5,011 and $10,960, respectively, which consist of prepayments from third party customers to the Company and customer refunds. The Company will recognize the prepayments as revenue upon delivery of the products, in compliance with its revenue recognition policy.

Marketing, selling and advertising costs

Marketing, selling and advertising costs are expensed as incurred. Such expenses for the three months ended March 31, 2013 and 2012 totaled $32,468 and $42,692, respectively.

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

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At March 31, 2013, the Company has 6,000 outstanding options and 507,326 outstanding warrants. At March 31, 2012, the Company has 6,000 outstanding options and 479,900 outstanding warrants.

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

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC Topic 350–50 “Website Costs”. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal–use computer software during the application development stage are capitalized. Training costs are not internal–use software development costs and, if incurred during this stage, are expensed as incurred. These capitalized costs will be amortized based on their estimated useful life over three years from the date of service. The Company expects to place the website into service in May 2013. Payroll and other related costs directly related to the application development stage are capitalized. Ongoing updates to the website will be expensed as incurred. Website development costs as of March 31, 2013 and December 31, 2012 amounted to $139,413 and $113,238, respectively.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

The Company records the purchase of intangible assets acquired in a business combination or pushed-down pursuant to acquisition by its parent in accordance with ASC Topic 805 “Business Combinations”.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to FASB ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not consider it necessary to record any impairment charges during the three months ended March 31, 2013 and 2012.

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

The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charge on its intangible assets during the three months ended March 31, 2013 and 2012.

Employee Benefit Plan

The Company offers a SIMPLE IRA plan which was established in December 2009 for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 1% of the employee’s salary. The Company made matching contributions of 1% totaling $251 and $325 during the three months ended March 31, 2013 and 2012, respectively.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	March 31, 2013	December 31, 2012

Transportation equipment	2 years	14,137	14,137
Furniture and fixtures	7 years	4,617	4,617
Leasehold improvement	3 years	18,266	18,266
Less: Accumulated depreciation		(25,240)	(21,786)
		$11,780	$15,234

For the three months ended March 31, 2013 and 2012, depreciation expense amounted to $3,454 and $3,896, respectively.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 3 – INTANGIBLE ASSETS

Intangible assets were acquired from the acquisition by the Company’s wholly owned subsidiary, Random Source, and its subsidiaries of, Hinson Office Supply and Superwarehouse in March and October of 2011, respectively consisted of the following:

	March 31, 2013	December 31, 2012

Customer lists	$991,265	$991,265
Accumulated amortization	(542,545)	(459,940)
Intangible assets, net	$448,720	$531,325

Customer lists for Hinson Office Supply, are being amortized on a straight-line basis over the estimated useful life of three years. Customer lists for Superwarehouse are amortized over the estimated useful life of three years.

The Company assesses fair market value for any impairment to the carrying values. As of March 31, 2013 and 2012 management concluded that there was no impairment to the acquired assets.

The weighted average amortization period on total is approximately 2.50 years. Amortization expense for the three months ended March 31, 2013 and 2012 was $82,605 and $82,605, respectively.

Future amortization of intangible assets, net is as follows:

2013	247,817
2014	200,903
Total	$448,720

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	March 31, 2013	December 31, 2012

Accounts payable - trade	670,298	538,474
Credit card	19,706	9,377
Accrued expenses	27,106	43,180
Accrued payroll, vacation and payroll tax	123,440	122,590
Sales and business tax payable	18,718	36,801

Total	$859,268	$750,422

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

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 5 – LOAN PAYABLE (continued)

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

In July 2012, the Company entered into an amended Business Loan and Security Agreement whereby the initial loan amount has been increased to $175,000. The maturity date of such loan ends 365 days after the disbursement of this initial loan. The loan includes a repayment or withholding rate of 100% from American Express related sales which shall be applied to the amount of the loan. Additionally, a non-refundable fee equal to 0.45% of the loan amount shall be payable upon the earliest of (a) the business day immediately preceding the next disbursement date (b) the date upon which the loan is repaid in full (c) termination date or (d) upon occurrence of event of default as defined in the agreement. In December 2012, the maximum loan amount was increased to $225,000. All other terms and conditions of the original Agreement remain in full force and effect. As of March 31, 2013 and December 31, 2012, loan payable including related fees and interest under this agreement amounted to $214,496 and $206,029, respectively.

NOTE 6 – NOTES PAYABLE

On March 9, 2011, the Company acquired 100% of the outstanding stock of Hinson Office Supply for $262,000. The stock purchase agreement calls for a $100,000 cash down payment with the balance of $162,000 payable in equal monthly installments of $4,640, fully amortized over thirty-six months with interest accruing at a rate of 2% per annum and matures on April 9, 2014. Promissory notes were issued to the former shareholders of Hinson Office Supply. The agreement calls for the last installment payment to be waived should the Company make all payments in a timely fashion. As of March 31, 2013 and December 31, 2012, principal balance on these notes amounted to $51,041 and $64,558, respectively. As of March 31, 2013 and December 31, 2012, accrued interest on these notes amounted to $0.

Notes payable – short and long term portion consisted of the following:

	March 31, 2013	December 31, 2012
Total notes payable	$51,041	$64,558
Less: current portion	51,041	55,681
Long term portion	$-	$8,877

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

Preferred Stock

The Company is authorized to issue up to 166,667 shares of preferred stock, $.001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or are outstanding as of March 31, 2013 and December 31, 2012.

Common Stock

The Company is authorized to issue up to 6,666,667 shares of common stock, $.001 par value per share. As of March 31, 2013 and December 31, 2012, the Company had 4,320,603 shares and 4,245,603 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

On February 25, 2013, the Company entered into a 6 month consulting agreement in connection with investor relations services. In consideration for the consulting services, the Company shall pay a monthly cash fee of $4,000 beginning March 1, 2013 through August 2013 and shall issue 75,000 shares of the Company’s common stock upon execution and valued these common shares at the fair market value based on quoted market price on the date of grant approximately $0.015 per share or $33,750. For the three months ended March 31, 2013, the Company recognized stock based consulting expense of $5,625 and prepaid expense of $28,125 to be amortized over the terms of the agreement.

Common Stock Options

Information related to options granted under the 2010 Equity Compensation Plan and activity for the three months ended March 31, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	6,000	$3.00	2.42
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at March 31, 2013	6,000	$3.00	2.17

Options exercisable at end of period	6,000	$-
Options expected to vest	-
Weighted average fair value of options granted during the period		$-

Stock options outstanding as disclosed in the above table have no intrinsic value at the end of the period March 31, 2013.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

Common Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of March 31, 2013 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance at December 31, 2012	507,326	$8.70	1.45
Granted	-	-	-
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at March 31, 2013	507,326	$8.70	1.20

Warrants exercisable at March 31, 2013	507,326	$8.70	1.20

Weighted average fair value of options granted during the three months ended March 31, 2013		$-

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time the Company enters into transactions with Computer Nerds International, Inc. (“Computer Nerds”), a company owned by certain of the Company’s Officers, including:

●
The Company purchased inventories and products for sale from Computer Nerds totaling approximately $1,839,000 and $2,652,000 during the three months ended March 31, 2013 and 2012, respectively. The Company’s sales to Computer Nerds totaling approximately $87 and $300 during the three months ended March 31, 2013 and 2012, respectively. Accounts payable to Computer Nerds as of March 31, 2013 and December 31, 2012, was $360,249 and $321,347, respectively, and were reflected as accounts payable – related party in the accompanying consolidated balance sheets.

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

On July 30, 2012, the Company, through its subsidiary, Superwarehouse, entered into an Amended Distribution Agreement (the “Amended Agreement”) with Computer Nerds whereby the Company extended the term up to March 31, 2013. The term automatically renewed on a month to month basis and may be terminated within 30 days. Pursuant to the Amended Agreement, effective August 1, 2012, the distributor fee will be lowered to 1.5% from 2%. All other terms and conditions of the original agreement remain in full force and effect.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

The Company paid approximately $28,815 and $52,000 of the distributor fee during the three months ended March 31, 2013 and 2012 respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Consulting Contracts

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

The Company recorded the advance rebate and marketing allowance as deferred discount as reflected in the accompanying consolidated balance sheets. The Company amortizes the advance rebate to cost of sales and amortizes the advance marketing allowance to expense over the term of the Rebate Agreement. Deferred discount- short term at March 31, 2013 and December 31, 2012 was $100,000 and will be amortized within a year. Deferred discount- long term at March 31, 2013 and December 31, 2012 was $125,000 and $150,000, respectively, and will be amortized over the remaining term of the agreement beyond one year period.

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

●	Period ending December 31, 2013	$39,886

●	Thereafter	$31,311

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

In September 2012, the Company entered into a lease agreement for an office and warehousing space located in San Diego, California for a period of 12 months which will serve as the headquarters of the Company’s subsidiary, Superwarehouse. The term shall commence on October 1, 2012 and ends on September 30, 2013. The monthly base rent shall be $963. Future minimum rental payments required under this operating lease are as follows:

●	Period ending December 31, 2013	$5,778

Rent expense was $17,767 and $24,079 for the three months ended March 31, 2013 and 2012, respectively.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for first quarter of 2013 and the first quarter of 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Notice Regarding Forward-Looking Statements appearing earlier in this report together with Item 1A. Risk Factors, and the Business section in our Annual Report on Form 10-K for the year ended December 31, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Since the middle of 2012 we have been engaged in a complete redesign of the back-end accounting and customer databases of Hinson Office Supply and Superwarehouse to mirror Random Sources’ which we expect to complete in the second quarter of 2013 for Superwarehouse and third or fourth quarter of 2013 for Hinson Office Supply. Once the system integration is complete, it will permit us to complete an integration of the three businesses into one seamless organization permitting us to reduce redundant administrative and advertising costs. Our new open platform website which we also expect to launch in the second quarter of 2013 will also enable us to expand Superwarehouse’s product offerings to a full line of general business products, including office supplies, furniture, janitorial and break room products long with the toner products.

Key challenges facing our company in 2013 are completing the system integration and raising sufficient capital to fund our company. While we initially expected that both the back-end accounting and customer databases and the new open platform website would be launched during the second half of 2012, these projects have been delayed due to working capital shortages. The private offerings we undertook in fiscal 2012 did not raise the full amount of capital which was necessary to fund our growth from these acquisitions. The delays in this project have adversely impacted our abilities to more fully integrate these companies and take full advantage of the historic pre-acquisition revenues of Superwarehouse. Once the new platform is completed and launched, we expect that we will have an additional approximately 140,000 products for resale. In addition, subsequent to the launch of our new platform and with the goal of increasing our margins, we expect to add additional business services that will either have synergy to our current product mix and or add value to our brand by providing business services that traditional office products resellers do not currently offer. There are not assurances, however, that we will be successful in these efforts.

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

Results of operations

Our net sales decreased 27.4% in the first quarter of 2013 as compared to the first quarter of 2012. The decrease was due to the change by Google in certain of its key algorithms which has adversely impacted Superwarehouse’s search engine optimization ranking which in turn impacts revenues as Superwarehouse is a web-based business. We expect to achieve a better search engine optimization ranking following the expected launch of our new website in the second quarter of 2013. Included in our net sales for the first quarter of 2013 are revenues of $251,000 attributable to Hinson Office Supply and revenues of $2.2 million attributable to Superwarehouse. Our gross profit margin remained constant at 12.6% in the first quarter of 2013 from the first quarter of 2012. During the first quarter of 2013 the 2012 downward revenue trends for both Hinson Office Supply and Superwarehouse continued. In the second quarter of 2013, following the expected completion of the redesign of the backend accounting and customer databases which are necessary to enable us to adequately process order volume and the launch of our new website, we expect to begin actively marketing to Superwarehouse’s historic customer base, expand its product offerings and achieve a better search engine optimization ranking. We believe all of these steps will help us to return Superwarehouse’s revenues to those more closely the level of its historic revenues, however, there are no assurances our expectations are correct. We do not expect our revenues attributable to Hinson Office Supply to return to pre-acquisition levels, however, once we are able to expand Superwarehouse’s product offerings, we expect that our gross margins will increase in future periods.

Our total operating expenses decreased 20% in the first quarter of 2013 from the first quarter of 2012. Marketing, selling and advertising expenses, which includes search engine optimization charges and costs associated with our website, decreased 24% in the first quarter of 2013 from the comparable period in 2012. The decrease was primarily attributable to a decrease in marketing staff of Superwarehouse. As a percentage of net sales, marketing, selling and advertising expense were 2.9% in the first quarter of 2013 as compared to 2.2% in the first quarter of 2012. While we initially expected that marketing, selling and advertising expenses as a percentage of revenues in 2013 would remain relatively constant from 2012 levels, these metric was impacted in the 2013 period as a result of the decline in our revenues.

Compensation expense decreased 26% for the first quarter of 2013 from the comparable period in 2012. The decrease was primarily attributable to a decrease in employees of Superwarehouse and Hinson Office Supply. We expect that compensation expense will remain relatively constant for 2013.

Professional and consulting fees decreased 22% in the first quarter of 2013 from the first quarter of 2012. The decrease is primarily attributable to a decrease in accounting fees. We expect that professional and consulting fees in 2013 will remain constant.

General and administrative expense decreased 17.4% in for the first quarter of 2013 as compared to the first quarter of 2012. The decrease in general and administrative expenses was primarily attributable to cost cutting measures. We expect that our operating expenses will increase upon the launch of our website.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2013 we had a working capital deficit of $724,047 as compared to a working capital deficit of $660,870 at December 31, 2012, an increase of 9.6%. While our current assets increased 9.4% at March 31, 2013 from December 31, 2012, our current liabilities increased 9.5%. In addition, our cash declined by 52.6% at March 31, 2013 from December 31, 2012.

Accounts receivable, net, increased 35% at March 31, 2013 compared to December 31, 2012 which is primarily attributable to large customer orders that have been placed at the end of first quarter of 2013 and were collected in April 2013. Prepaid expenses and other current assets, which principally includes prepayments in cash and in common stock for web marketing services, computer support services, consulting, investor relations and business advisory services, and prepaid insurance, increased 89% at March 31, 2013 from December 31, 2012. This change is attributable to an increase in prepaid investor relations in connection with a six month consulting agreement entered into February 2013.

Accounts payable and accrued liabilities increased 16.3% at March 31, 2013 compared to December 31, 2012 which is attributable to our working capital deficiency. Accounts payable – related party reflects amounts due Computer Nerds International, Inc. for products we purchase from this affiliate. The increase of 12.1% at March 31, 2013 from December 31, 2012 reflects the increase in accounts receivable at the end of first quarter of 2013.

Loan payable at each of March 31, 2013 and December 31, 2012 reflects amounts due under a commercial loan agreement. We used these funds for general working capital. Notes payable – short term reflects the current portion of amounts we owe under the purchase notes issued in the acquisition of Hinson Office Supply.

We do not have any commitments for capital expenditures in 2013. Other than available access under a commercial bank lending arrangement and amounts due our related party for purchases from that company, we do not have any external sources of liquidity.

Net cash used in operating activities for the first quarter of 2013 was $40,199 as compared to $84,043 for the first quarter of 2012. In both periods, cash was used to fund a decrease in our working capital, our net loss and add back of depreciation and amortization.

Net cash used in investing activities for the first quarter of 2013 $26,175 as compared to $0 for the first quarter of 2012. In the 2013 period, cash used in investing activities included website development costs.

Net cash provided by financing activities for the first quarter of 2013 $5,050 as compared to $99,371 for the first quarter of 2012. In the 2013 we received proceeds from loan payable in connection with our business loan , which was offset by repayments of the loan payable and payments on notes payable related to the Hinson Office Supply acquisition. In the 2012 period we principally raised cash through related party advances which was offset by the repayment of loans payable and payments on notes payable related to the Hinson Office Supply acquisition.

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

None.

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

*        filed herewith
*        In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGUARD ACQUISITION CORP.

May __, 2013	By:	/s/ David Kriegstein
David Kriegstein, Chief Executive Officer

	By:	/s/ Jason Merrick
Jason Merrick, Chief Financial Officer