Form 10-Q
period 2013-06-30
PROGUARD ACQUISITION CORP
filed 2013-08-12
CIK 1300662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,320,603 shares of common stock are issued and outstanding as of August 12, 2013.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refers to Proguard Acquisition Corp., a Florida corporation, and our wholly-owned subsidiary Random Source, Inc., a Florida corporation, or “Random Source”, and Random Source’s wholly owned subsidiaries Lamfis, Inc., a Florida corporation doing business as Hinson Office Supply, or “Hinson Office Supply” and Superwarehouse Business Products, Inc., a Florida corporation, or “Superwarehouse.” In addition, the “second quarter of 2013” refers to the three months ended June 30, 2013, the “second quarter of 2012” refers to the three months ended June 30, 2012, “2012” refers to the year ended December 31, 2012 and “2013” refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our websites at www.randomsource.com, www.superwarehouse.com, www.superwarehousegov.com and www.hinsonofficesupply.com is not part of this report.

All share and per share information gives effect to the 1:30 reverse stock split of our common stock on March 12, 2013.

PART 1 – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash	$33,989	$135,788
Accounts receivable - net	308,371	256,972
Inventory	3,950	9,654
Other receivables	11,216	22,200
Prepaid expenses and other current assets	13,014	37,608

Total current assets	370,540	462,222

Other assets:
Property and equipment, net	9,921	15,234
Website development cost	171,588	113,238
Intangible asset, net	366,115	531,325
Deposits	108,911	110,636
Total other assets	656,535	770,433

Total assets	$1,027,075	$1,232,655

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$479,932	$429,075
Accounts payable - related party	412,671	321,347
Loan payable	149,623	206,029
Notes payable - short term portion	37,121	55,681
Deferred discount - short term portion	100,000	100,000
Customer deposits	5,296	10,960
Total current liabilities	1,184,643	1,123,092

LONG-TERM LIABILITIES:
Notes payable - long term	-	8,877
Deferred discount - long term	100,000	150,000
Total liabilities	1,284,643	1,281,969

Stockholders' deficit:
Preferred stock, $0.001 par value, 166,667 shares
authorized: no shares issued and outstanding	-	-
Common stock, $0.001 par value, 6,666,667 shares
authorized: 4,320,603 shares and 4,245,603 shares
issued and outstanding at June 30, 2013 and December 31, 2012, respectively	4,321	4,246
Additional paid-in capital	1,396,453	1,362,778
Accumulated deficit	(1,658,342)	(1,416,338)
Total stockholders' deficit	(257,568)	(49,314)

Total liabilities and stockholders' deficit	$1,027,075	$1,232,655

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	FOR THE SIX MONTHS	FOR THE SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
	JUNE 30, 2013	JUNE 30, 2012	JUNE 30, 2013	JUNE 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$2,766,416	$3,908,315	$5,686,860	$7,928,230

Cost of sales	2,392,074	3,497,305	4,943,870	7,009,655

Gross profit	374,342	411,010	742,990	918,575

Operating expenses:
Depreciation and amortization	84,465	86,501	170,524	173,002
Marketing, selling and advertising expenses	40,974	39,409	73,442	82,101
Compensation and related taxes	191,451	234,276	402,310	520,241
Professional and consulting fees	85,929	36,991	141,021	107,944
General and administrative	86,627	113,632	193,431	242,881
Total operating expenses	489,446	510,809	980,728	1,126,169

Loss from operations	(115,104)	(99,799)	(237,738)	(207,594)

Other income (expense)
Interest expense	(2,241)	(3,611)	(4,266)	(5,867)
Total other expense	(2,241)	(3,611)	(4,266)	(5,867)

Loss before provision for income taxes	(117,345)	(103,410)	(242,004)	(213,461)

Provision for income taxes	-	-	-	-

Net loss	$(117,345)	$(103,410)	$(242,004)	$(213,461)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	4,320,603	4,147,848	4,296,984	4,120,718

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.03)	(0.02)	(0.06)	(0.05)

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS	FOR THE SIX MONTHS
	ENDED	ENDED
	JUNE 30, 2013	JUNE 30, 2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(242,004)	$(213,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	33,750	-
Depreciation and amortization	170,523	173,002

Changes in operating assets and liabilities
Accounts receivable	(51,399)	(80,738)
Inventory	5,704	(19,125)
Other receivables	10,984	(40,556)
Prepaid expenses and other current assets	24,594	41,323
Deposits	1,725	(61,979)
Accounts payable and accrued liabilities	50,857	47,091
Accounts payable - related party	91,324	66,083
Customer deposits	(5,664)	40,828
Deferred discount - long term	(50,000)	(50,000)
Net cash provided by (used in) operating activities	40,394	(97,532)

Cash flows from investing activities:
Website development costs	(58,350)	(32,796)
Net cash used in investing activities	(58,350)	(32,796)

Cash flows from financing activities:
Payments on notes payable	(27,437)	(27,840)
Proceeds from related party advances, net of
repayments on related party advances	-	(153,814)
Proceeds from loan payable	881,697	-
Repayments on loan payable	(938,103)	5,933
Payment made in connection with stock repurchase agreement	-	(275,000)
Payments to repurchase common stock	-	(20,000)
Proceeds from sale of common stock, net of issuance costs	-	452,724
Net cash used in financing activities	(83,843)	(17,997)

Net decrease in cash	(101,799)	(148,325)

Cash at beginning of year	135,788	277,857

Cash at end of period	$33,989	$129,532

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$4,266	$6,009
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit and accumulated deficit of approximately $258,000 and $1.7 million, respectively, as of June 30, 2013, and has net loss of approximately $242,000, for the six months ended June 30, 2013. The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basis of Presentation

The interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the SEC for interim financial information. The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2013, and the results of operations and cash flows for the three and six months ended June 30, 2013 have been included. The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures used in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2012, which are contained in the Form 10-K filed on March 28, 2013 and such consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

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
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At June 30, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2013 and December 31, 2012, our allowance for doubtful accounts totaled $4,300 and $4,300, respectively. The Company did not consider it necessary to record any bad debt expense during the six months ended June 30, 2013 and 2012.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of June 30, 2013, 12 customers accounted for approximately 39% of total accounts receivable. As of December 31, 2012, 20 customers accounted for 49% of total accounts receivable. No single customer accounted for greater than 10% of sales of the Company for the six months ended June 30, 2013 and 2012.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $13,014 and $37,608 at June 30, 2013 and December 31, 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash for web marketing services, computer support services, consulting and business advisory services, rent, and prepaid insurance which are being amortized over the terms of their respective agreements.

Deposits

Deposits at June 30, 2013 and December 31, 2012 were $108,911 and $110,636, respectively, which consist of security deposits paid to third parties for office lease and credit card merchant holdbacks.

Customer Deposit

Customer deposits at June 30, 2013 and December 31, 2011 were $5,296 and $10,960, respectively, which consist of prepayments from third party customers to the Company and customer refunds. The Company will recognize the prepayments as revenue upon delivery of the products, in compliance with its revenue recognition policy.

Marketing, selling and advertising costs

Marketing, selling and advertising costs are expensed as incurred. Such expenses for the six months ended June 30, 2013 and 2012 totaled $73,442 and $82,101, respectively.

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
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At June 30, 2013, the Company has 6,000 outstanding options and 507,326 outstanding warrants. At June 30, 2012, the Company has 6,000 outstanding options and 504,900 outstanding warrants.

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

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC Topic 350–50 “Website Costs”. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal–use computer software during the application development stage are capitalized. Training costs are not internal–use software development costs and, if incurred during this stage, are expensed as incurred. These capitalized costs will be amortized based on their estimated useful life over three years from the date of service. The Company expects to place the website into service in late August 2013. Payroll and other related costs directly related to the application development stage are capitalized. Ongoing updates to the website will be expensed as incurred. Website development costs as of June 30, 2013 and December 31, 2012 amounted to $171,588 and $113,238, respectively.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

The Company records the purchase of intangible assets acquired in a business combination or pushed-down pursuant to acquisition by its parent in accordance with ASC Topic 805 “Business Combinations”.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to FASB ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not consider it necessary to record any impairment charges during the six months ended June 30, 2013 and 2012.

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

The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charge on its intangible assets during the six months ended June 30, 2013 and 2012.

Employee Benefit Plan

The Company offers a SIMPLE IRA plan which was established in December 2009 for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 1% of the employee’s salary. The Company made matching contributions of 1% totaling $502 and $652 during the six months ended June 30, 2013 and 2012, respectively.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	June 30, 2013	December 31, 2012

Transportation equipment	2 years	14,137	14,137
Furniture and fixtures	7 years	4,617	4,617
Leasehold improvement	3 years	18,266	18,266
Less: Accumulated depreciation		(27,099)	(21,786)
		$9,921	$15,234

For the six months ended June 30, 2013 and 2012, depreciation expense amounted to $5,313 and $7,791, respectively.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 3 – INTANGIBLE ASSETS

Intangible assets were acquired from the acquisition by the Company’s wholly owned subsidiary, Random Source, and its subsidiaries of, Hinson Office Supply and Superwarehouse in March and October of 2011, respectively consisted of the following:

	June 30, 2013	December 31, 2012

Customer lists	$991,265	$991,265
Accumulated amortization	(625,150)	(459,940)
Intangible assets, net	$366,115	$531,325

Customer lists for Hinson Office Supply, are being amortized on a straight-line basis over the estimated useful life of three years. Customer lists for Superwarehouse are amortized over the estimated useful life of three years.

The Company assesses fair market value for any impairment to the carrying values. As of June 30, 2013 and 2012 management concluded that there was no impairment to the acquired assets.

The weighted average amortization period on total is approximately 2.50 years. Amortization expense for the six months ended June 30, 2013 and 2012 was $165,210 and $165,211, respectively.

Future amortization of intangible assets, net is as follows:

2013	165,212
2014	200,903
Total	$366,115

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	June 30, 2013	December 31, 2012

Accounts payable - trade	722,515	538,474
Credit card	11,730	9,377
Accrued expenses	24,903	43,180
Accrued payroll, vacation and payroll tax	119,471	122,590
Sales and business tax payable	13,984	36,801

Total	$892,603	$750,422

NOTE 5 – LOAN PAYABLE

In December 2011, the Company entered into a Business Loan and Security Agreement (the “Agreement”) with American Express Travel Related Services Company (“American Express”), Inc. and American Express agreed to lend the Company up to a total amount of $71,000 which will be used for business purposes only. The maturity date of such loan ends 365 days after the disbursement of the initial loan which occurred on January 3, 2012. The loan included a repayment or withholding rate of 30% from American Express related sales which shall be applied to the amount of the loan. The repayment or withholding rate allows American Express to withhold 30% of payments due to the Company from merchant services provided by American Express to the Company.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

In July 2012, the Company entered into an amended Business Loan and Security Agreement whereby the initial loan amount had been increased to $175,000. The maturity date of such loan ends 365 days after the disbursement of this initial loan. The loan includes a repayment or withholding rate of 100% from American Express related sales which shall be applied to the amount of the loan. Additionally, a non-refundable fee equal to 0.45% of the loan amount was payable upon the earliest of (a) the business day immediately preceding the next disbursement date (b) the date upon which the loan is repaid in full (c) termination date or (d) upon occurrence of event of default as defined in the agreement. In December 2012, the maximum loan amount was increased to $225,000. All other terms and conditions of the original Agreement remain in full force and effect. As of June 30, 2013 and December 31, 2012, loan payable including related fees and interest under this agreement amounted to $149,623 and $206,029, respectively.

On July 10, 2013, the Company has renewed such Business Loan and Security Agreement for another year with an initial loan of $151,000 provided that the loan amount may not exceed $500,000. The Agreement requires the Company to pay a non-refundable fee of 0.50% and includes a repayment rate of 100% from American Express related sales which shall be applied to the amount of the loan. All other terms and conditions of the original Agreement remain in full force and effect.

NOTE 6 – NOTES PAYABLE

On March 9, 2011, the Company acquired 100% of the outstanding stock of Hinson Office Supply for $262,000. The stock purchase agreement calls for a $100,000 cash down payment with the balance of $162,000 payable in equal monthly installments of $4,640, fully amortized over thirty-six months with interest accruing at a rate of 2% per annum and matures on April 9, 2014. Promissory notes were issued to the former shareholders of Hinson Office Supply. The agreement calls for the last installment payment to be waived should the Company make all payments in a timely fashion. As of June 30, 2013 and December 31, 2012, principal balance on these notes amounted to $37,121 and $64,558, respectively. As of June 30, 2013 and December 31, 2012, accrued interest on these notes amounted to $0.

Notes payable – short and long term portion consisted of the following:

	June 30, 2013	December 31, 2012

Total notes payable	$37,121	$64,558
Less: current portion	37,121	55,681
Long term portion	$-	$8,877

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
JUNE 30, 2013

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

Preferred Stock

The Company is authorized to issue up to 166,667 shares of preferred stock, $.001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or are outstanding as of June 30, 2013 and December 31, 2012.

Common Stock

The Company is authorized to issue up to 6,666,667 shares of common stock, $.001 par value per share. As of June 30, 2013 and December 31, 2012, the Company had 4,320,603 shares and 4,245,603 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

On February 25, 2013, the Company had entered into a 6 month consulting agreement in connection with investor relations services. In consideration for the consulting services, the Company was required to pay a monthly cash fee of $4,000 beginning March 1, 2013 through August 2013 and issue 75,000 shares of the Company’s common stock upon execution and valued these common shares at the fair market value based on quoted market price on the date of grant approximately $0.015 per share or $33,750. In June 2013, the Company cancelled such consulting agreement. For the six months ended June 30, 2013, the Company recognized stock based consulting expense of $33,750.

Common Stock Options

Information related to options granted under the 2010 Equity Compensation Plan and activity for the six months ended June 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance at December 31, 2012	6,000	$3.00	2.42
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at June 30, 2013	6,000	$3.00	1.92

Options exercisable at end of period	6,000	$-
Options expected to vest	-
Weighted average fair value of options granted during the period		$-

Stock options outstanding as disclosed in the above table have no intrinsic value at the end of the period June 30, 2013.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

Common Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of June 30, 2013 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance at December 31, 2012	507,326	$8.70	1.45
Granted	-	-	-
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at June 30, 2013	507,326	$8.70	0.95

Warrants exercisable at June 30, 2013	507,326	$8.70	0.95

Weighted average fair value of options granted during the six months ended June 30, 2013		$-

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time the Company enters into transactions with Computer Nerds International, Inc. (“Computer Nerds”), a company owned by certain of the Company’s Officers, including:

●
The Company purchased inventories and products for sale from Computer Nerds totaling approximately $3,526,000 and $5,219,000 during the six months ended June 30, 2013 and 2012, respectively. The Company’s sales to Computer Nerds totaling approximately $2,382 and $2,300 during the six months ended June 30, 2013 and 2012, respectively. Accounts payable to Computer Nerds as of June 30, 2013 and December 31, 2012, was $412,671 and $321,347, respectively, and were reflected as accounts payable – related party in the accompanying consolidated balance sheets.

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

On July 30, 2012, the Company, through its subsidiary, Superwarehouse, entered into an Amended Distribution Agreement (the “Amended Agreement”) with Computer Nerds whereby the Company extended the term up to June 30, 2013. The term automatically renewed on a month to month basis and may be terminated within 30 days. Pursuant to the Amended Agreement, effective August 1, 2012, the distributor fee will be lowered to 1.5% from 2%. All other terms and conditions of the original agreement remain in full force and effect.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

The Company paid approximately $55,000 and $102,000 of the distributor fee during the six months ended June 30, 2013 and 2012 respectively.

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

The Company recorded the advance rebate and marketing allowance as deferred discount as reflected in the accompanying consolidated balance sheets. The Company amortizes the advance rebate to cost of sales and amortizes the advance marketing allowance to expense over the term of the Rebate Agreement. Deferred discount- short term at June 30, 2013 and December 31, 2012 was $100,000 and will be amortized within a year. Deferred discount- long term at June 30, 2013 and December 31, 2012 was $100,000 and $150,000, respectively, and will be amortized over the remaining term of the agreement beyond one year period.

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

●	Period ending December 31, 2013	$26,796

●	Thereafter	$31,311

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

In September 2012, the Company entered into a lease agreement for an office and warehousing space located in San Diego, California for a period of 12 months which will serve as the headquarters of the Company’s subsidiary, Superwarehouse. The term shall commence on October 1, 2012 and ends on September 30, 2013. The monthly base rent shall be $963. Future minimum rental payments required under this operating lease are as follows:

●	Period ending December 31, 2013	$2,889

Rent expense was $36,579 and $48,928 for the six months ended June 30, 2013 and 2012, respectively.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for three and six months ended June 30, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Notice Regarding Forward-Looking Statements appearing earlier in this report together with Item 1A. Risk Factors, and the Business section in our Annual Report on Form 10-K for the year ended December 31, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Since the middle of 2012 we have been engaged in a complete redesign of the back-end accounting and customer databases of Hinson Office Supply and Superwarehouse to mirror Random Sources’ which we expect to complete. based upon our current expectations, in the third quarter of 2013 for Superwarehouse and third or fourth quarter of 2013 for Hinson Office Supply. Once the system integration is complete, it will permit us to complete an integration of the three businesses into one seamless organization permitting us to reduce redundant administrative and advertising costs. Our new open platform website which we also expect to launch in the third quarter of 2013 will also enable us to expand Superwarehouse’s product offerings to a full line of general business products, including office supplies, furniture, janitorial and break room products long with the toner products.

Key challenges facing our company in 2013 are completing the system integration and raising sufficient capital to fund our company. While we initially expected that both the back-end accounting and customer databases and the new open platform website would be launched during 2012, these projects have been repeatedly delayed due to working capital shortages. The private offerings we undertook in 2012 did not raise the full amount of capital which was necessary to fund our growth from these acquisitions. The delays in this project have adversely impacted our abilities to more fully integrate these companies and take full advantage of the historic pre-acquisition revenues of Superwarehouse. Once the new platform is completed and launched, we expect that we will have an additional approximately 140,000 products for resale. In addition, subsequent to the launch of our new platform and with the goal of increasing our margins, we expect to add additional business services that will either have synergy to our current product mix and or add value to our brand by providing business services that traditional office products resellers do not currently offer. There are no assurances, however, that we will be successful in these efforts.

In January 2013 we engaged a firm to advise us on capital strategy and suggested fundraising structures. Based in part upon this firm’s recommendation, we undertook a reverse stock split of our common stock in March 2013. Our Board of Directors believed that low trading price of our common stock negatively impacted our credibility as a viable business enterprise and impaired the acceptability of our common stock to certain members of the investing public, including institutional investors, as well as potential acquisition candidates. While we undertook the split to increase the attractiveness of our company to potential investors, because the market price of our common stock is also based on a number of additional factors, including our operating results and prospects, among other factors, the reverse split did not have the desired effect.

In addition to completing the system integration during 2013, subject to the availability of additional capital, we also expect to seek to acquire additional complimentary companies in our space. We believe that there are several potential acquisition targets in our market which would be synergistic and broaden our overall competitiveness. However, as we do not have any agreements or understandings with any third parties regarding the terms and conditions of any future acquisitions. Our lack of sufficient working capital is adversely impacting our ability to implement this part of our growth strategy.

Results of operations

Our net sales decreased 29.2% in the second quarter of 2013 as compared to the second quarter of 2012, and 28.3% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease was due to the continuing impact of the April 2012 change by Google in certain of its key algorithms which has adversely impacted Superwarehouse’s search engine optimization ranking which in turn impacts revenues as Superwarehouse is a web-based business. We expect to achieve a better search engine optimization ranking following the launch of our new website. Included in our net sales for the second quarter of 2013 and the six months ended June 30, 2013 are revenues of approximately $247,000 and $499,000, respectively, attributable to Hinson Office Supply and revenues of $2.1 million and $4.2 million, respectively, attributable to Superwarehouse. Our revenues attributable to Hinson Office Supply are continuing to trend down from its historic revenues pre-acquisition primarily due to the change in the third quarter of 2012 of the way Broward County Schools, a major customer of Hinson Office Supply, handled its bid awards. The School Board of Broward County, FL elected to “piggy back” a state contract for education purchasing using state funds only which resulted in a decrease of revenue to Hinson Office Supply from that customer.

Our gross profit margin increased to 13.5% in the second quarter of 2013 from 10.5% in the second quarter of 2012 and gross profit margin increased to 13.1% for the six months ended June 30, 2013 from 11.6% for the six months ended June 30, 2012. The increased in gross profit margins is due to we have maintained our sales on our higher gross margin business which relates to Random Source while our sales decreased on our lower gross margin business for Hinson Office Supply and Superwarehouse.

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

Our total operating expenses decreased 4% and 13% in the second quarter of 2013 and for the six months ended June 30, 2013, respectively, from the comparable periods in 2012. Marketing, selling and advertising expenses, which includes search engine optimization charges and costs associated with our website, decreased 11% for the six months ended June 30, 2013 from the comparable period in 2012. The decrease was primarily attributable to a decrease in marketing staff of Superwarehouse. As a percentage of net sales, marketing, selling and advertising expense were 1.5% and 1.3% in the second quarter of 2013 and for the six months ended June 30, 2013, respectively, as compared to 1.0% for both comparable periods in 2012. While we initially expected that marketing, selling and advertising expenses as a percentage of revenues in 2013 would remain relatively constant from 2012 levels, this metric was impacted in the 2013 periods as a result of the decline in our revenues.

Compensation expense decreased 18% and 23% for the second quarter of 2013 and for the six months ended June 30, 2013, respectively, from the comparable periods in 2012. The decrease was primarily attributable to a decrease in employees of Superwarehouse and Hinson Office Supply. We expect that compensation expense will remain relatively constant for the balance of 2013.

Professional and consulting fees increased 132% and 31% in the second quarter of 2013 and for the six months ended June 30, 2013, respectively, from the comparable periods in 2012. The increase is primarily attributable to a stock based consulting fees incurred for $33,750 and an increase in investor relations fees. We expect that professional and consulting fees in 2013 will remain constant.

General and administrative expense decreased 24% and 20% in for the second quarter of 2013 and for the six months ended June 30, 2013, respectively, from the comparable periods in 2012. The decrease in general and administrative expenses was primarily attributable to cost cutting measures. We expect that our operating expenses will increase upon the launch of our website, although we are unable at this time to quantify the amount or timing of this expected increase.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2013 we had a working capital deficit of $814,103 as compared to a working capital deficit of $660,870 at December 31, 2012, an increase of 23.2%. While our current assets decreased 19.8% at June 30, 2013 from December 31, 2012, our current liabilities increased 5%. In addition, our cash declined by 75% at June 30, 2013 from December 31, 2012.

Accounts receivable, net, increased 20% at June 30, 2013 compared to December 31, 2012 which is primarily attributable to large customer orders that have been placed at the end of second quarter of 2013 and were collected in July 2013. Prepaid expenses and other current assets, which principally includes prepayments in cash and in common stock for web marketing services, computer support services, consulting, investor relations and business advisory services, and prepaid insurance, decreased 65% at June 30, 2013 from December 31, 2012. This change is attributable to the amortization of the prepaid expense over its respective terms.

Accounts payable and accrued liabilities increased 11.8% at June 30, 2013 compared to December 31, 2012 which is attributable to our working capital deficiency. Accounts payable – related party reflects amounts due Computer Nerds International, Inc. for products we purchase from this affiliate. The increase of 28.4% at June 30, 2013 from December 31, 2012 reflects the increase in accounts receivable at the end of second quarter of 2013.

Loan payable at each of June 30, 2013 and December 31, 2012 reflects amounts due under a commercial loan agreement. We used these funds for general working capital. Notes payable – short term reflects the current portion of amounts we owe under the purchase notes issued in the acquisition of Hinson Office Supply.

We do not have any commitments for capital expenditures in 2013. Other than available access under a commercial bank lending arrangement and amounts due our related party for purchases from that company, we do not have any external sources of liquidity. As described earlier in this report, we need to raise working capital to fund the completion of our website and back-end systems redesign, as well as to satisfy our general working capital needs. We have been materially reliant on extended credit terms provided to us by a related party from whom we purchase products. We are actively seeking to raise between $250,000 and $500,000 of additional capital through the issuance of debt or equity securities, however, we do not have any firm commitments for these additional funds. Our continued inability to raise the necessary capital has adversely impacted our ability to complete these projects which we believe will permit us to increase our net revenues and expand our business. We are exploring all avenues available to us to raise this necessary capital, but there are no assurances we will be successful in our efforts.

Net cash provided by (used in) operating activities for the six months ended June 30, 2013 was $40,394 as compared to ($97,532) for the comparable period in 2012. In both periods, cash was used to fund a decrease in our working capital, our net loss and add back of depreciation and amortization.

Net cash used in investing activities for the six months ended June 30, 2013 $58,350 as compared to $32,796 for the comparable period in 2012. In the 2013 period, cash used in investing activities included website development costs.

Net cash used in financing activities for the six months ended June 30, 2013 $83,843 as compared to $17,997 for the comparable period in 2012. In the 2013 we received proceeds from loan payable in connection with our business loan, which was offset by repayments of the loan payable and payments on notes payable related to the Hinson Office Supply acquisition. In the 2012 period we principally raised cash through we raised cash through the sale of our common stock and related party advances which was offset by the repayment of loans payable, payments on notes payable related to the Hinson Office Supply acquisition and the repurchase of stock in both the reverse merger which closed in May 2012.

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

ITEM 5.       OTHER INFORMATION.

On July 10, 2013, we have renewed the Business Loan and Security Agreement (the “Agreement”) with American Express for another year with an initial loan of $151,000 provided that the loan amount may not exceed $500,000. The Agreement requires the Company to pay a non-refundable fee of 0.50% and includes a repayment rate of 100% from American Express related sales which shall be applied to the amount of the loan. All other terms and conditions of the original Agreement remain in full force and effect.

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

PROGUARD ACQUISITION CORP.

Dated: August 12, 2013	By:	/s/ David Kriegstein
David Kriegstein, Chief Executive Officer

	By:	/s/ Jason Merrick
Jason Merrick, Chief Financial Officer