Form 10-Q
period 2013-09-30
PROGUARD ACQUISITION CORP
filed 2013-11-08
CIK 1300662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,283,103 shares of common stock are issued and outstanding as of November 14, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about our:

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refers to Proguard Acquisition Corp., a Florida corporation, and our wholly-owned subsidiary Random Source, Inc., a Florida corporation, or “Random Source”, and Random Source’s wholly owned subsidiaries Lamfis, Inc., a Florida corporation doing business as Hinson Office Supply, or “Hinson Office Supply” and Superwarehouse Business Products, Inc., a Florida corporation, or “Superwarehouse.” In addition, the “third quarter of 2013” refers to the three months ended September 30, 2013, the “third quarter of 2012” refers to the three months ended September 30, 2012, “2012” refers to the year ended December 31, 2012 and “2013” refers to the year ending December 31, 2013.

Unless specifically set forth to the contrary, the information which appears on our websites at www.randomsource.com, www.superwarehouse.com, www.superwarehousegov.com and www.hinsonofficesupply.com is not part of this report.

All share and per share information gives effect to the 1:30 reverse stock split of our common stock on March 12, 2013.

PART 1 – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash	$11,042	$135,788
Accounts receivable - net	391,357	256,972
Inventory	24,403	9,654
Other receivables	10,347	22,200
Prepaid expenses and other current assets	37,274	37,608

Total current assets	474,423	462,222

Other assets:
Property and equipment, net	44,401	15,234
Website development cost	197,058	113,238
Intangible asset, net	283,509	531,325
Deposits	58,911	110,636
Total other assets	583,879	770,433

Total assets	$1,058,302	$1,232,655

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$507,981	$429,075
Accounts payable - related party	563,321	321,347
Loan payable	45,867	206,029
Notes payable - short term portion	5,452	55,681
Note payable - related party	40,000	-
Deferred discount - short term portion	100,000	100,000
Customer deposits	4,182	10,960
Total current liabilities	1,266,803	1,123,092

LONG-TERM LIABILITIES:
Notes payable - long term	29,024	8,877
Deferred discount - long term	75,000	150,000
Total liabilities	1,370,827	1,281,969

Stockholders' deficit:
Preferred stock, $0.001 par value, 166,667 shares
authorized: no shares issued and outstanding	-	-
Common stock, $0.001 par value, 6,666,667 shares
authorized: 4,283,103 shares and 4,245,603 shares
issued and outstanding at September 30, 2013 and December 31, 2012, respectively	4,283	4,246
Additional paid-in capital	1,385,241	1,362,778
Accumulated deficit	(1,702,049)	(1,416,338)
Total stockholders' deficit	(312,525)	(49,314)

Total liabilities and stockholders' deficit	$1,058,302	$1,232,655

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	FOR THE NINE MONTHS	FOR THE NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$2,541,244	$3,683,904	$8,228,104	$11,612,134

Cost of sales	2,178,161	3,287,868	7,122,031	10,297,523

Gross profit	363,083	396,036	1,106,073	1,314,611

Operating expenses:
Depreciation and amortization	85,470	86,277	255,994	259,279
Marketing, selling and advertising expenses	43,242	30,380	116,684	112,481
Compensation and related taxes	187,591	216,742	589,901	736,983
Professional and consulting fees	23,558	60,773	164,579	168,717
General and administrative	85,999	84,285	279,430	327,166
Total operating expenses	425,860	478,457	1,406,588	1,604,626

Loss from operations	(62,777)	(82,421)	(300,515)	(290,015)

Other income (expense)
Gain on sale of assets	2,250	699	2,250	699
Gain on settlement of debt	20,415	-	20,415	-
Interest expense	(3,595)	(2,037)	(7,861)	(7,904)
Total other expense	19,070	(1,338)	14,804	(7,205)

Loss before provision for income taxes	(43,707)	(83,759)	(285,711)	(297,220)

Provision for income taxes	-	-	-	-

Net loss	$(43,707)	$(83,759)	$(285,711)	$(297,220)

WEIGHTED AVERAGE COMMON SHARES
Basic and Diluted	4,300,823	4,266,100	4,298,350	4,169,532

NET LOSS PER COMMON SHARE:
OUTSTANDING - Basic and Diluted	(0.01)	(0.02)	(0.07)	(0.07)

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS	FOR THE NINE MONTHS
	ENDED	ENDED
	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(285,711)	$(297,220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued for services	33,750	-
Cancellation of common stock previously issued for services	(11,250)	-
Depreciation and amortization	255,994	259,279
Gain on sale of assets	(2,250)	(699)
Gain on settlement of debt	(20,415)	-

Changes in operating assets and liabilities
Accounts receivable	(134,385)	(77,301)
Inventory	(14,749)	(1,265)
Other receivables	11,853	(3,556)
Prepaid expenses and other current assets	334	34,501
Deposits	51,725	(61,979)
Accounts payable and accrued liabilities	78,906	(72,784)
Accounts payable - related party	241,974	27,549
Deferred discount - short term	-	-
Customer deposits	(6,778)	825
Deferred discount - long term	(75,000)	(75,000)
Net cash provided by (used in) operating activities	123,998	(267,650)

Cash flows from investing activities:
Website development costs	(83,820)	(72,210)
Purchase of property and equipment	(2,000)	-
Proceeds from sale of assets	2,250	1,850
Net cash used in investing activities	(83,570)	(70,360)

Cash flows from financing activities:
Payments on notes payable	(45,012)	(95,761)
Proceeds from related party advances, net of
repayments on related party advances	-	(153,814)
Proceeds from note payable - related party	40,000	-
Proceeds from loan payable	1,149,322	681,160
Repayments on loan payable	(1,309,484)	(486,987)
Payment made in connection with stock repurchase agreement	-	(275,000)
Payments to repurchase common stock	-	(20,000)
Proceeds from sale of common stock, net of issuance costs	-	494,974
Net cash (used in) provided by financing activities	(165,174)	144,572

Net decrease in cash	(124,746)	(193,438)

Cash at beginning of year	135,788	277,857

Cash at end of period	$11,042	$84,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$8,129	$7,704
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of notes payable in connection with the stock repurchase agreement	$-	$54,000
Issuance of note payable in connection with the acquisition of property and equipment	$35,345	$-

See accompanying notes to unaudited consolidated financial statements.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a stockholders’ deficit, working capital deficit, and accumulated deficit of approximately $313,000, $792,000, and $1.7 million, respectively, as of September 30, 2013, and has net loss of approximately $286,000, for the nine months ended September 30, 2013. The Company anticipates further losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

Basis of Presentation

The interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the rules and regulations of the SEC for interim financial information. The consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2013, and the results of operations and cash flows for the three and nine months ended September 30, 2013 have been included. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. The accounting policies and procedures used in the preparation of these consolidated financial statements have been derived from the audited financial statements of the Company for the year ended December 31, 2012, which are contained in the Form 10-K filed on March 28, 2013 and such consolidated balance sheet as of December 31, 2012 was derived from those financial statements.

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
SEPTEMBER 30, 2013
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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with a high credit quality financial institution. The Company’s account at this institution is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At September 30, 2013, the Company has not reached bank balances exceeding the FDIC insurance limit on interest bearing accounts. To reduce its risk associated with the failure of such financial institution, the Company evaluates at least annually the rating of the financial institution in which it holds deposits.

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

Accounts Receivable

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2013 and December 31, 2012, our allowance for doubtful accounts totaled $4,300 and $4,300, respectively. The Company did not consider it necessary to record any bad debt expense during the nine months ended September 30, 2013 and 2012.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

As of September 30, 2013, 10 customers accounted for approximately 48% of total accounts receivable. As of December 31, 2012, 20 customers accounted for 49% of total accounts receivable. No single customer accounted for greater than 10% of sales of the Company for the nine months ended September 30, 2013 and 2012.

Prepaid expenses and other current assets

Prepaid expenses and other current assets of $37,274 and $37,608 at September 30, 2013 and December 31, 2012, respectively, consist primarily of costs paid for future services which will occur within a year. Prepaid expenses include prepayments in cash for web marketing services, computer support services, consulting and business advisory services, rent, and prepaid insurance which are being amortized over the terms of their respective agreements.

Deposits

Deposits at September 30, 2013 and December 31, 2012 were $58,911 and $110,636, respectively, which consist of security deposits paid to third parties for office lease and credit card merchant holdbacks.

Customer Deposit

Customer deposits at September 30, 2013 and December 31, 2012 were $4,182 and $10,960, respectively, which consist of prepayments from third party customers to the Company and customer refunds. The Company will recognize the prepayments as revenue upon delivery of the products, in compliance with its revenue recognition policy.

Marketing, selling and advertising costs

Marketing, selling and advertising costs are expensed as incurred. Such expenses for the nine months ended September 30, 2013 and 2012 totaled $116,684 and $112,481, respectively.

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
SEPTEMBER 30, 2013

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

Basic and Diluted Net Loss per Share

Net loss per common share is calculated in accordance with ASC Topic 260: Earnings Per Share. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The computation of diluted net loss per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive. At September 30, 2013, the Company has 6,000 outstanding options and 507,326 outstanding warrants. At September 30, 2012, the Company has 6,000 outstanding options and 507,326 outstanding warrants.

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

Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with ASC Topic 350–50 “Website Costs”. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Internal and external costs incurred to develop internal–use computer software during the application development stage are capitalized. Training costs are not internal–use software development costs and, if incurred during this stage, are expensed as incurred. These capitalized costs will be amortized based on their estimated useful life over three years from the date of service. The Company expects to place the website into service in early December 2013. Payroll and other related costs directly related to the application development stage are capitalized. Ongoing updates to the website will be expensed as incurred. Website development costs as of September 30, 2013 and December 31, 2012 amounted to $197,058 and $113,238, respectively.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets

The Company records the purchase of intangible assets acquired in a business combination or pushed-down pursuant to acquisition by its parent in accordance with ASC Topic 805 “Business Combinations”.

Impairment of Long-lived Assets

The Company accounts for the impairment or disposal of long-lived assets according to FASB ASC 360 “Property, Plant and Equipment”. ASC 360 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. Long-lived assets are reviewed when facts and circumstances indicate that the carrying value of the asset may not be recoverable. When necessary, impaired assets are written down to estimated fair value based on the best information available. Estimated fair value is generally based on either appraised value or measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. The Company did not consider it necessary to record any impairment charges during the nine months ended September 30, 2013 and 2012.

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

The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows. The Company did not consider it necessary to record any impairment charge on its intangible assets during the nine months ended September 30, 2013 and 2012.

Employee Benefit Plan

The Company offers a SIMPLE IRA plan which was established in December 2009 for all eligible employees. Employees meeting certain eligibility requirements can participate in the plan. Under the plan, the Company matches employee contributions to the plan up to 1% of the employee’s salary. The Company made matching contributions of 1% totaling $763 and $952 during the nine months ended September 30, 2013 and 2012, respectively.

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
SEPTEMBER 30, 2013

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Estimated life	September 30, 2013	December 31, 2012

Transportation equipment	2 years	46,004	14,137
Furniture and fixtures	7 years	4,617	4,617
Leasehold improvement	3 years	18,266	18,266
Less: Accumulated depreciation		(24,486)	(21,786)
		$44,401	$15,234

For the nine months ended September 30, 2013 and 2012, depreciation expense amounted to $8,178 and $11,463, respectively. In August 2013, the Company sold transportation equipment with a net book value worth $0 to a third party for a sales price of $2,250 realizing a gain on sale of assets of $2,250.

The Company has entered into a financing arrangement in connection with the acquisition of transportation equipment in July 2013 (see Note 6).

NOTE 3 – INTANGIBLE ASSETS

Intangible assets were acquired from the acquisition by the Company’s wholly owned subsidiary, Random Source, and its subsidiaries of, Hinson Office Supply and Superwarehouse in March and October of 2011, respectively consisted of the following:

	September 30, 2013	December 31, 2012

Customer lists	$991,265	$991,265
Accumulated amortization	(707,756)	(459,940)
Intangible assets, net	$283,509	$531,325

Customer lists for Hinson Office Supply, are being amortized on a straight-line basis over the estimated useful life of three years. Customer lists for Superwarehouse are amortized over the estimated useful life of three years.

The Company assesses fair market value for any impairment to the carrying values. As of September 30, 2013 and 2012 management concluded that there was no impairment to the acquired assets.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
NOTE 3 – INTANGIBLE ASSETS (continued)

The weighted average amortization period on total is approximately 2.50 years. Amortization expense for the nine months ended September 30, 2013 and 2012 was $247,816 and $247,816, respectively.

Future amortization of intangible assets, net is as follows:

2013	82,606
2014	200,903
Total	$283,509

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	September 30, 2013	December 31, 2012

Accounts payable - trade	910,782	538,474
Credit card	9,885	9,377
Accrued expenses	18,261	43,180
Accrued payroll, vacation and payroll tax	117,257	122,590
Sales and business tax payable	15,117	36,801

Total	$1,071,302	$750,422

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

In July 2012, the Company entered into an amended Business Loan and Security Agreement whereby the initial loan amount had been increased to $175,000. The maturity date of such loan ends 365 days after the disbursement of this initial loan. The loan includes a repayment or withholding rate of 100% from American Express related sales which shall be applied to the amount of the loan. Additionally, a non-refundable fee equal to 0.45% of the loan amount was payable upon the earliest of (a) the business day immediately preceding the next disbursement date (b) the date upon which the loan is repaid in full (c) termination date or (d) upon occurrence of event of default as defined in the agreement. In December 2012, the maximum loan amount was increased to $225,000. All other terms and conditions of the original Agreement remain in full force and effect. As of September 30, 2013 and December 31, 2012, loan payable including related fees and interest under this agreement amounted to $45,867 and $206,029, respectively.

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

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 6 – NOTES PAYABLE

On March 9, 2011, the Company acquired 100% of the outstanding stock of Hinson Office Supply for $262,000. The stock purchase agreement calls for a $100,000 cash down payment with the balance of $162,000 payable in equal monthly installments of $4,640, fully amortized over thirty-six months with interest accruing at a rate of 2% per annum and matures on April 9, 2014. Promissory notes were issued to the former shareholders of Hinson Office Supply. The agreement called for the last installment payment to be waived should the Company make all payments in a timely fashion. In August 2013, the Company has fully settled the remaining balance of the entire notes payable amounting to $33,715 by executing various debt settlement agreements with certain note holders for a settlement consideration of $13,300. Consequently, the Company recognized a gain on settlement of debt of $20,415 as reflected in the accompanying consolidated statements of operations. As of September 30, 2013 and December 31, 2012, principal balance on these notes amounted to $0 and $64,558, respectively. As of September 30, 2013 and December 31, 2012, accrued interest on these notes amounted to $0.

In July 2013, the Company issued a note payable amounting to $35,345 in connection with the acquisition of a transportation vehicle (see Note 2). The note payable bears approximately 8% interest per annum and shall be payable in sixty-six equal monthly payments of $657 beginning in August 2013 through January 2019. As of September 30, 2013, the current and long term portion of this note amounted to $5,452 and $29,024, respectively.

Notes payable – short and long term portion consisted of the following:

	September 30, 2013	December 31, 2012

Total notes payable	$34,476	$64,558
Less: current portion	5,452	55,681
Long term portion	$29,024	$8,877

NOTE 7 – STOCKHOLDERS’ DEFICIT

On February 21, 2013, the shareholders holding a majority of the Company’s voting capital stock voted and authorized the Company to (i) effect a 1:30 reverse stock split of the Corporation's issued and outstanding common stock (the “Reverse Stock Split”), (ii) reduce the number of authorized shares of common stock from 200,000,000 shares to 6,666,667 shares, and (iii) reduce the number of authorized shares of preferred stock from 5,000,000 shares to 166,667 shares, both such reductions being the same ratio as the Reverse Stock Split. All share and per share values for all periods presented in the accompanying consolidated financial statements are retroactively restated for the effect of the Reverse Stock Split.

Preferred Stock

The Company is authorized to issue up to 166,667 shares of preferred stock, $.001 par value per share. Our board of directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the state of Florida, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and any qualifications, limitations or restrictions thereof. No shares of preferred stock have been issued or are outstanding as of September 30, 2013 and December 31, 2012.

Common Stock

The Company is authorized to issue up to 6,666,667 shares of common stock, $.001 par value per share. As of September 30, 2013 and December 31, 2012, the Company had 4,283,103 shares and 4,245,603 shares outstanding, respectively. Holders are entitled to one vote for each share of common stock (or its equivalent).

On February 25, 2013, the Company had entered into a 6 month consulting agreement in connection with investor relations services. In consideration for the consulting services, the Company was required to pay a monthly cash fee of $4,000 beginning March 1, 2013 through August 2013 and issue 75,000 shares of the Company’s common stock upon execution and valued these common shares at the fair market value based on quoted market price on the date of grant of approximately $0.45 per share or $33,750. In June 2013, the Company cancelled such consulting agreement. For the nine months ended September 30, 2013, the Company recognized stock based consulting expense of $33,750.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

After the cancellation of the consulting agreement discussed above, in August 2013, such consultant agreed to return to the Company 37,500 shares of common stock for cancellation. Consequently, the Company valued these cancelled common shares at the fair market value based on quoted market price on the date of cancellation of approximately $0.30 per share or $11,250. For the nine months ended September 30, 2013, the Company recorded the cancelled shares against additional paid in capital and a gain on settlement of $11,250.

Common Stock Options

Information related to options granted under the 2010 Equity Compensation Plan and activity for the nine months ended September 30, 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance at December 31, 2012	6,000	$3.00	2.42
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-
Balance outstanding at September 30, 2013	6,000	$3.00	1.67

Options exercisable at end of period	6,000	$-
Options expected to vest	-
Weighted average fair value of options granted during the period		$-

Stock options outstanding as disclosed in the above table have no intrinsic value at the end of the period September 30, 2013.

Common Stock Warrants

A summary of the status of the Company's outstanding stock warrants as of September 30, 2013 and changes during the period then ended is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Balance at December 31, 2012	507,326	$8.70	1.45
Granted	-	-	-
Cancelled	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at September 30, 2013	507,326	$8.70	0.70

Warrants exercisable at September 30, 2013	507,326	$8.70	0.70

Weighted average fair value of options granted during the nine months ended September 30, 2013		$-

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 8 – RELATED PARTY TRANSACTIONS

From time to time the Company enters into transactions with Computer Nerds International, Inc. (“Computer Nerds”), a company owned by certain of the Company’s Officers, including:

●
The Company purchased inventories and products for sale from Computer Nerds totaling approximately $4,985,000 and $7,700,000 during the nine months ended September 30, 2013 and 2012, respectively. The Company’s sales to Computer Nerds totaling approximately $2,459 and $2,200 during the nine months ended September 30, 2013 and 2012, respectively. Accounts payable to Computer Nerds as of September 30, 2013 and December 31, 2012, was $563,417 and $321,347, respectively, and were reflected as accounts payable – related party in the accompanying consolidated balance sheets.

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

On July 30, 2012, the Company, through its subsidiary, Superwarehouse, entered into an Amended Distribution Agreement (the “Amended Agreement”) with Computer Nerds whereby the Company extended the term up to September 30, 2013. The term automatically renewed on a month to month basis and may be terminated within 30 days. Pursuant to the Amended Agreement, effective August 1, 2012, the distributor fee will be lowered to 1.5% from 2%. All other terms and conditions of the original agreement remain in full force and effect. The Company paid approximately $76,000 and $142,000 of the distributor fee during the nine months ended September 30, 2013 and 2012 respectively.

In September 2013, the Company issued a secured note payable to one of the Company’s shareholders amounting to $40,000. The principal shall be payable in monthly installments of $13,333 starting October 2013 up to December 2013. The note agreement calls for an upfront interest fee of $1,800 which was paid in September 2013. This note is secured by a first priority security interest in the assets of the Company and Hinson Office Supply and second position interest in Superwarehouse. As of September 30, 2013 and December 31, 2012, principal balance and accrued interest on this note payable – related party amounted to $40,000 and $0, respectively.

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

The Company recorded the advance rebate and marketing allowance as deferred discount as reflected in the accompanying consolidated balance sheets. The Company amortizes the advance rebate to cost of sales and amortizes the advance marketing allowance to expense over the term of the Rebate Agreement. Deferred discount- short term at September 30, 2013 and December 31, 2012 was $100,000 and will be amortized within a year. Deferred discount- long term at September 30, 2013 and December 31, 2012 was $75,000 and $150,000, respectively, and will be amortized over the remaining term of the agreement beyond one year period.

PROGUARD ACQUISITION CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

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

●	Period ending December 31, 2013	$13,469

●	Thereafter	$31,311

Included in the lease is a $10,345 credit against rent due for work performed by the Company for leasehold improvements to office and warehousing space. This is not reflected in the numbers above.

In September 2012, the Company entered into a lease agreement for an office and warehousing space located in San Diego, California for a period of 12 months which will serve as the headquarters of the Company’s subsidiary, Superwarehouse. The initial term ended on September 30, 2013 and was subsequently extended to September 30, 2014. The monthly base rent shall be $1,138. Future minimum rental payments required under this operating lease are as follows:

●	Period ending December 31, 2013	$3,414

●	Period ending December 31, 2014	$10,242

Rent expense was $55,589 and $73,266 for the nine months ended September 30, 2013 and 2012, respectively.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations for three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Notice Regarding Forward-Looking Statements appearing earlier in this report together with Item 1A. Risk Factors, and the Business section in our Annual Report on Form 10-K for the year ended December 31, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Since the middle of 2012 we have been engaged in a complete redesign of the back-end accounting and customer databases of Hinson Office Supply and Superwarehouse to mirror Random Sources’ which we expect to complete both by the end of fourth quarter of 2013 based upon our current expectations. Once the system integration is complete, it will permit us to complete an integration of the three businesses into one seamless organization permitting us to reduce redundant administrative and advertising costs. Our new open platform website which we also expect to launch in the end of fourth quarter of 2013 will also enable us to expand Superwarehouse’s product offerings to a full line of general business products, including office supplies, furniture, janitorial and break room products long with the toner products.

Key challenges facing our company in 2013 are completing the system integration and raising sufficient capital to fund our company. While we initially expected that both the back-end accounting and customer databases and the new open platform website would be launched during 2012, these projects have been repeatedly delayed due to working capital shortages. The private offerings we undertook in 2012 did not raise the full amount of capital which was necessary to fund our growth from these acquisitions. The delays in this project have adversely impacted our abilities to more fully integrate these companies and take full advantage of the historic pre-acquisition revenues of Superwarehouse. Once the new platform is completed and launched, we expect that we will have an additional approximately 140,000 products for resale. In addition, subsequent to the launch of our new platform and with the goal of increasing our margins, we expect to add additional business services that will either have synergy to our current product mix and or add value to our brand by providing business services than traditional office products resellers do not currently offer. There are no assurances, however, that we will be successful in these efforts.

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

Results of operations

Our net sales decreased 31.0% in the third quarter of 2013 as compared to the third quarter of 2012, and 29.1% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease was due to the continuing impact of the April 2012 change by Google in certain of its key algorithms which has adversely impacted Superwarehouse’s search engine optimization ranking which in turn impacts revenues as Superwarehouse is a web-based business. We expect to achieve a better search engine optimization ranking following the launch of our new website in December 2013. Included in our net sales for the third quarter of 2013 and the nine months ended September 30, 2013 are revenues of approximately $276,000 and $775,000, respectively, attributable to Hinson Office Supply and revenues of $1.8 million and $6.0 million, respectively, attributable to Superwarehouse. Our revenues attributable to Hinson Office Supply were continuing to trend down from its historic revenues pre-acquisition primarily due to the change in the third quarter of 2012 of the way Broward County Schools, a major customer of Hinson Office Supply, handled its bid awards. The School Board of Broward County, FL had elected to “piggy back” a state contract for education purchasing using state funds only which resulted in a decrease of revenue to Hinson Office Supply from that customer. In October 2013, Random Source has received a recommendation to be awarded a three-year contract from the School Board of Broward County, to serve as a supplier of office and business products. This latest multi-year contract follows the three year contract with Jackson Health System, one of the largest hospitals in the United States, which began on August 1, 2013.

Our gross profit margin increased to 14.3% in the third quarter of 2013 from 10.8% in the third quarter of 2012 and gross profit margin increased to 13.4% for the nine months ended September 30, 2013 from 11.3% for the nine months ended September 30, 2012. The increase in gross profit margins is due to we have maintained our sales on our higher gross margin business which relates to Random Source while our sales decreased on our lower gross margin business for Hinson Office Supply and Superwarehouse.

Following the completion of the redesign of the backend accounting and customer databases which are necessary to enable us to adequately process order volume and the launch of our new website, we expect to begin actively marketing to Superwarehouse’s historic customer base, expand its product offerings and achieve a better search engine optimization ranking. We believe all of these steps will help us to return Superwarehouse’s revenues to those more closely the level of its historic revenues, however, there are no assurances our expectations are correct. Following the receipt of the multi –year contracts with School Board of Broward County and Jackson Health System, we do expect our revenues to increase and once we are able to expand Superwarehouse’s product offerings, we expect that our gross margins will also increase in future periods.

Our total operating expenses decreased 11% and 12% in the third quarter of 2013 and for the nine months ended September 30, 2013, respectively, from the comparable periods in 2012. Marketing, selling and advertising expenses, which includes search engine optimization charges and costs associated with our website, increased 4% for the nine months ended September 30, 2013 from the comparable period in 2012. As a percentage of net sales, marketing, selling and advertising expense were 1.7% and 1.4% in the third quarter of 2013 and for the nine months ended September 30, 2013, respectively, as compared to 0.8% and 1.0%, respectively, for both comparable periods in 2012. While we initially expected that marketing, selling and advertising expenses as a percentage of revenues in 2013 would remain relatively constant from 2012 levels, this metric was impacted in the 2013 periods as a result of the decline in our revenues.

Compensation expense decreased 13% and 20% for the third quarter of 2013 and for the nine months ended September 30, 2013, respectively, from the comparable periods in 2012. The decrease was primarily attributable to a decrease in employees of Superwarehouse and Hinson Office Supply. We expect that compensation expense will remain relatively constant for the balance of 2013.

Professional and consulting fees decreased 61% and 2% in the third quarter of 2013 and for the nine months ended September 30, 2013, respectively, from the comparable periods in 2012. The decrease is primarily attributable to a decrease in investor relations fees. We expect that professional and consulting fees in 2013 will remain constant.

General and administrative expense increased (decreased) 2% and (15%) in the third quarter of 2013 and for the nine months ended September 30, 2013, respectively, from the comparable periods in 2012. The decrease in general and administrative expenses was primarily attributable to cost cutting measures. We expect that our operating expenses will increase upon the launch of our website, although we are unable at this time to quantify the amount or timing of this expected increase.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2013 we had a working capital deficit of $792,380 as compared to a working capital deficit of $660,870 at December 31, 2012, an increase of 19.9%. While our current assets increased 2.6% at September 30, 2013 from December 31, 2012, our current liabilities increased 12.8%. In addition, our cash declined by 92% at September 30, 2013 from December 31, 2012.

Accounts receivable, net, increased 52% at September 30, 2013 compared to December 31, 2012 which is primarily attributable to two large customer orders that have been placed at the end of third quarter of 2013 and were collected in October 2013. Additionally, the increase in accounts receivable reflects the receipt of the three-year contract with Jackson Health System.  Inventory increased 153% at September 30, 2013 from December 31, 2012 which is primarily attributable to an increase in inventory supplies for our Jackson Health System contract.

Accounts payable and accrued liabilities increased 18% at September 30, 2013 compared to December 31, 2012 which is attributable to our working capital deficiency. Accounts payable – related party reflects amounts due Computer Nerds International, Inc. for products we purchase from this affiliate increased by 75% at September 30, 2013 from December 31, 2012 and reflects the increase in accounts receivable at the end of second quarter of 2013.

Loan payable at each of September 30, 2013 and December 31, 2012 reflects amounts due under a commercial loan agreement. We used these funds for general working capital. Notes payable – short term reflects the current portion of amounts we owe in connection with a purchase of a transportation vehicle. We also reflect a note payable – related party of $40,000 issued in September 2013.

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

Net cash provided by (used in) operating activities for the nine months ended September 30, 2013 was $123,998 as compared to ($267,650) for the comparable period in 2012. In both periods, cash was used to fund a decrease in our working capital, our net loss and add back of depreciation, amortization and stock based compensation expenses.

Net cash used in investing activities for the nine months ended September 30, 2013 $83,570 as compared to $70,360 for the comparable period in 2012. In both periods, cash primarily used in investing activities included website development costs.

Net cash (used in) provided by financing activities for the nine months ended September 30, 2013 ($165,174) as compared to $144,572 for the comparable period in 2012. In the 2013 we received proceeds from loan payable in connection with our business loan and proceeds from a note payable – related party, which was offset by repayments of the loan payable and payments on notes payable related to the Hinson Office Supply acquisition. In the 2012 period we raised cash from the sale of our common stock and the issuance of a note payable which was offset by payments of notes payable, including to related parties for working capital advances previously made to us, and the repurchase of stock in both the reverse merger which closed in May 2012 and from our prior investment banking firm.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to the allowance for doubtful accounts and the valuation of warrants. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our consolidated financial statements appearing elsewhere in this report.

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

PROGUARD ACQUISITION CORP.

Dated: November 8, 2013	By:	/s/ David Kriegstein
David Kriegstein, Chief Executive Officer

	By:	/s/ Jason Merrick
Jason Merrick, Chief Financial Officer